Form 10-Q
period 2000-03-31
INFORTE CORP
filed 2000-05-15
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number 000-29239

                                  INFORTE CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                             36-3909334
        (State of incorporation)        (IRS Employer Identification No.)


     150 North Michigan Avenue, Suite 3400, Chicago, Illinois 60601 (Address of principal executive offices, including ZIP code)

                                 (312) 540-0900
              (Registrant's telephone number, including area code)

                                      None
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes X   No ___, and (2) has
been subject to such filing requirements for the past 90 days. Yes ___ No X.

     The number of shares outstanding of the Registrant's Common Stock as of May 5, 1999 was 12,341,921

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

             Balance sheets - December 31, 1999 and
             March 31, 2000                                                 3

             Statements of income - Three months ended
             March 31, 1999 and 2000                                        4

             Statements of cash flows - Three months ended
             March 31, 1999 and 2000                                        5

             Notes to financial statements                                  6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7

Item 3.      Qualitative and Quantitative Disclosure About Market Risk     10

PART II. Other Information

Item 1       Legal Proceedings                                             11

Item 2.      Changes in Securities and Use of Proceeds                     11

Item 3       Defaults of Senior Securities                                 11

Item 4.      Submission of Matters to a Vote of Security Holders           11

Item 5       Other Information                                             11

Item 6.      Exhibits and Reports on Form 8-K                              11

Signature                                                                  11

Exhibit 27.1

Exhibit 99.1

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              INFORTE CORP.
                              BALANCE SHEETS
                               (Unaudited)

                                                                        December 31           March 31
                                                                           1999                 2000
                                                                           ----                 ----
Assets
Current assets:
 Cash and cash equivalents                                              $  3,792,027       $  55,513,303
 Short-term investments                                                            -          16,535,070
 Accounts receivable                                                       6,924,250          10,966,546
 Allowance for doubtful accounts                                            (600,000)           (750,000)
 Prepaid expenses and
   other current assets                                                      681,563           1,242,262
 Deferred income taxes                                                       652,293             706,449
                                                                         -----------        ------------
 Total current assets                                                     11,450,133          84,213,630

 Computers, purchased
   software, and property                                                  2,165,022           2,661,595
 Less accumulated depreciation
   and amortization                                                          677,519             902,303
                                                                         -----------        ------------
 Computers, purchased software,
   and property, net                                                       1,487,503           1,759,292

 Deferred income taxes                                                        19,766               2,003
                                                                         -----------        ------------
 Total assets                                                           $ 12,957,402       $  85,974,925
                                                                         ===========        ============

 Liabilities and stockholders' equity Current liabilities:
 Accounts payable                                                         $1,352,472          $2,076,938
 Income taxes payable                                                        311,512             839,309
 Accrued expenses                                                          4,122,175           4,120,660
 Deferred revenue                                                          4,870,579           8,080,343
                                                                          ----------          ----------
 Total current liabilities                                                10,656,738          15,117,250

 Stockholders' equity:
 Common stock, $0.001 par value
  authorized-50,000,000 shares;
  issued and outstanding- 9,721,154 as
  of December 31, 1999; 12,320,981
  as of March 31, 2000.                                                        9,721              12,321
 Additional paid-in capital                                                  411,886          67,937,212
Retained earnings                                                          1,879,057           2,910,662
Accumulated other comprehensive income                                             -              (2,520)
                                                                          ----------          ----------
   Total stockholders' equity                                              2,300,664          70,857,675
                                                                          ----------          ----------
Total liabilities and stockholders' equity                               $12,957,402         $85,974,925
                                                                          ==========          ==========

                        See notes to financial statements

                                  INFORTE CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           Three months ended March 31,
                                                                              1999             2000
                                                                              ----             ----


Revenues                                                                $  4,857,239        $ 12,290,000
Operating expenses:
  Project personnel and
   related expenses                                                        2,272,593           5,408,772
  Sales and marketing                                                        803,267           1,561,941
  Recruiting, retention,
   and training                                                              433,462           1,406,296
  Management and administrative                                              826,931           2,443,543
                                                                         -----------         -----------
Total operating expenses                                                   4,336,253          10,820,552
                                                                         -----------         -----------
Operating income                                                             520,986           1,469,448
Interest income, net and other                                                28,210             340,501
                                                                         -----------         -----------
Pretax income                                                                549,196           1,809,949
Income tax expense (benefit)                                                 (36,499)            778,344
                                                                         -----------         -----------
Net income                                                              $    585,695        $  1,031,605
                                                                         ===========         ===========

Pro forma income tax expense                                                 219,319             778,344
                                                                         -----------         -----------
Pro forma net income                                                    $    329,877        $  1,031,605
                                                                         ===========         ===========
Pro forma earnings per share:
- Basic                                                                 $       0.04        $       0.10
- Diluted                                                               $       0.03        $       0.08

Weighted average common shares outstanding:
- Basic                                                                    8,375,000          10,767,891
- Diluted                                                                 10,522,899          12,431,917

                        See notes to financial statements

                                  INFORTE CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three months ended March 31,
                                                                              1999               2000
                                                                              ----               ----

Cash flows from operating activities
Net income                                                              $    585,695        $   1,031,605
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                                                101,704              229,612
Deferred income taxes                                                       (504,303)             (36,393)
Changes in operating assets and liabilities:
 Accounts receivable                                                      (1,976,133)          (3,892,296)
 Prepaid expenses and other current assets                                   (49,334)            (560,699)
 Accounts payable                                                            106,004              724,466
 Income taxes payable                                                        379,804              527,797
 Accrued expenses and other                                                 (259,337)              (1,515)
 Deferred revenue                                                          2,103,039            3,209,764
                                                                         -----------         ------------
Net cash provided by operating
 activities                                                                  487,139            1,232,341

Cash flows from investing activities
 Note receivable - Stockholder                                               (42,514)                   -
 Purchase of short-term investments                                                -          (16,542,418)
 Purchases of property and equipment                                        (121,869)            (496,573)
                                                                         -----------         ------------
Net cash used in investing activities                                       (164,383)         (17,038,991)
Cash flows from financing activities
 Principal payments on note payable
  - Former stockholder                                                       (10,058)                   -
 Proceeds from issuance of common stock                                            -           67,313,049
 Proceeds from the exercise of stock options                                       -              214,877
                                                                         -----------         ------------
Net cash provided by (used in) financing
 activities                                                                  (10,058)          67,527,926
                                                                         -----------         ------------
Increase in cash and cash equivalents                                        312,698           51,721,276
Cash and cash equivalents, beg.of period                                   2,698,110            3,792,027
                                                                         -----------         ------------
Cash and cash equivalents, end of period                                $  3,010,808        $  55,513,303
                                                                         ===========         ============

                        See notes to financial statements

                                  Inforte Corp.
                          Notes to financial statements
                                   (Unaudited)
                                 March 31, 2000


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in Inforte's Registration Statement on Form S-1 (File No. 333-92325). The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  NET INCOME PER COMMON SHARE

     Inforte computes basic earnings per share ("Basic EPS") by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.


                                                             Three Months Ended March 31,
                                                            ------------------------------
                                                                 1999            2000
                                                            ------------------------------
                                                                      (unaudited)


          Basic weighted average shares                       8,375,000       10,767,891
          Effect of dilutive stock options                    2,147,899        1,664,026
                                                            ------------------------------

          Diluted common and common equivalent shares        10,522,899       12,431,917
                                                            ==============================


(3)  SHORT-TERM AND LONG-TERM INVESTMENTS

     Inforte considers all investments with original maturities of less than one year from the respective balance sheet dates to be short-term investments and all investments with maturities greater than one year from the balance sheet dates to be long-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Inforte has categorized its marketable securities as "available-for-sale."

(4)  PRO FORMA INCOME TAXES

     Prior to 1999 Inforte was operating as a subchapter S Corporation. As a subchapter S Corporation, Inforte was not subject to federal income taxes; rather such income was included in the taxable income of stockholders. The pro forma income tax expense, net income and earnings per share for 1999 are stated on a pro forma basis to reflect what would have been reported without the one-time conversion to a C Corporation from a subchapter S Corporation in 1999.

(5)      STOCK HOLDERS' EQUITY

         On February 17, 2000 the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-92325) covering an aggregate of 2,300,000 shares of common stock at an offering price of $32.00 per share effective. Net proceeds to the Company from the sale of 2,300,000 shares, after deducting underwriting discounts and commissions of $5,152,000 and offering expenses of $1,587,749 were $66,860,251.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         You should read the following discussion in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing on pages 6-11 in our prospectus dated February 17, 2000, and incorporated herein by reference, as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively train professional staff with advanced technology and business strategy skills;
(ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals; (iv) accurately estimate the time and resources necessary for the delivery of our services; and (v) build and maintain marketing relationships with leading software vendors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.


Overview

Inforte Corp. is a leading eBusiness integrator that focuses on velocity -- delivering better, faster eBusiness strategies and solutions to clients that empower them to compete successfully in the Internet economy. Inforte offers the unique combination of eStrategy, business-to-consumer and business-to-business eCommerce, supply-chain integration, and premier customer experience design and management capabilities required to build end-to-end eBusiness solutions that are integrated across clients' value chains. Inforte's client-advocacy approach and delivery methodology, "Velocity to Value", has enabled Inforte to achieve 100 % client referenceability and industry-leading project efficiency metrics. Founded in 1993, Inforte has offices in Chicago, Dallas, Los Angeles and San Francisco, and 100% of its employees are owners.

The majority of our revenues are from professional services performed on a fixed-price basis; however, we also perform services on a time-and-materials basis. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days, which we perform on a fixed-price basis. This work enables us to determine with our clients the scope of successive phases for design and implementation, which in total generally last three to nine months, and to decide whether we will perform these additional phases for a fixed price or on a time-and-materials basis. Whether we use fixed pricing or time-and-material pricing depends upon our assessment of the project's risk, and how precisely our clients are able to define the scope of activities they wish us to perform. Fixed prices are based on estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement, and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline and the technical complexity of the solution.

We ask clients to pay 25%-50% of our fixed-price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs. We bill the remainder in advance of the work performed based upon a predetermined billing schedule over the course of the engagement. We normally will not agree to milestone-based billing schedules. We recognize revenues from fixed-price contracts on the percentage-of-completion method, based on the ratio of costs incurred to total estimated costs. Amounts billed before we perform services are classified as deferred revenue. We bill time-and-materials projects twice per month on the 15th and last day of each month. We recognize time-and-materials revenues as we perform the services. We do not include in our revenues the reimbursable expenses we charge to our clients, on either fixed-price or time-and-material projects.

Our revenues and earnings may fluctuate from quarter to quarter based on factors within and outside of our control. These include:

     o   the variability in market demand for Internet professional services;

     o   the length of the sales cycle associated with our service offerings;

     o   the number, size, and scope of our projects;

     o   the efficiency with which we deliver projects and use our people;

     o   the compensation that we pay our people; and

     o   our ability to keep discretionary expenses within budget.

If revenues do not increase at a rate at least equal to increases in expenses, our results of operations could be materially and adversely affected. 1.

RESULTS OF OPERATIONS
---------------------


The following table sets forth the percentage of revenues of certain items included in Inforte's statement of income:

                                                   % of Revenue

                                            Three months ended March 31,
                                            1999                    2000

Revenues                                    100.0                   100.0
Operating expenses:
Project personnel and
 related expenses                            46.8                    44.0
Sales and marketing                          16.5                    12.7
Recruiting, retention,
 and training                                 8.9                    11.4
Management and administrative                17.0                    19.9

Total operating expenses                     89.3                    88.0

Operating income                             10.7                    12.0
Interest income, net and other                0.6                     2.8

Pro forma income tax expense                  4.5                     6.3

Pro forma net income                          6.8                     8.4



Quarter Ended March 31, 2000 and 1999
-------------------------------------

Revenues. Revenues increased 153% to $12.3 million for the quarter ended March 31, 2000 from $4.9 million for quarter ended March 31, 1999. This growth reflected increases in the number of client engagements and in average revenue per client. For the quarter ended March 31, 2000 we had 45 significant clients with each of these clients contributing $1.1 million to revenue on average on an annualized basis. We had 27 significant clients during the quarter ended March 31, 1999, each contributing $0.7 million to revenue on average on an annualized basis.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and fringe benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses, with the exception of the time spent attending training classes. Internal projects or unassigned time between projects are not considered training costs, and thus appear in project personnel and related expenses. These expenses increased 138% to $5.4 million for the quarter ended March 31, 2000 from $2.3 million for quarter ended March 31, 1999. The increase was due to the hiring of additional consulting professionals. We employed 250 consultants on March 31, 2000, up from 112 one year earlier. Project personnel and related expenses represented 44.0% of revenues for the quarter ended March 31, 2000, compared to 46.8% in 1999. The decrease as a percentage of revenues was due to rising revenue per consultant that increased to $215,000 for the quarter ended March 31, 2000 from $192,000 in the comparable quarter in 1999 calculated on an annualized basis. The increase in revenue per consultant is due to price increases consistent with those in our industry, offset by lower utilization. We are actively managing to bring utilization levels down and we expect that project personnel and related expenses will increase as a percentage of revenue going forward. We therefore do not expect revenue per consultant to increase at the same rate going forward as it has historically.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, and travel costs for employees in the market development, practice development, and client development groups and costs to execute marketing programs. Sales and marketing expenses increased 94% to $1.6 million for the quarter ended March 31, 2000 from $0.8 million in the same period in 1999. Of the dollar spending increase, approximately 60% was due to increased sales spending related to the growth in our practice development and client development salesforces, with the remainder due to increased marketing activities to develop the Inforte brand. Sales and marketing expenses as a percentage of revenues decreased to 12.7% for the quarter ended March 31, 2000 from 16.5% in the first quarter of 1999. We deliberately grew sales and marketing expenses at a faster rate than the rate of revenue growth in 1999. Having made these investments in 1999, we intend to grow sales and marketing expenses at a slower rate than the rate of revenue growth in 2000.

Recruiting, retention, and training. Recruiting, retention, and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs, including travel and labor costs. These expenses increased by 224% to $1.4 million for the quarter ended March 31, 2000 from $0.4 million in the first quarter of 1999. Of the dollar spending increase, approximately 50% was due to increased recruiting spending related to the ongoing increase in our number of employees, with the remainder due to increased spending on human resources programs and training activities. Recruiting, retention, and training expenses as a percentage of revenues increased to 11.4% for the March 2000 quarter from 8.9% in the March 1999 quarter as hiring occurred at a more rapid rate than the rate of revenue growth.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits, and travel costs for management, finance, information technology, and facilities personnel, together with rent, telecommunications, audit, and legal costs, and depreciation and amortization of capitalized computers, purchased software, and property. These expenses increased 195% to $2.4 million for the quarter ended March 31, 2000 from $0.8 million for the same period in 1999. This increase occurred in all areas cited above due to the ongoing growth of our business. Management and administrative expenses as a percentage of revenues increased to 19.9% for the quarter ended March 31, 2000 from 17.0% for the same period in 1999, as facilities and technology expenses grew more rapidly than the rate of revenue growth.

Liquidity and Capital Resources. Cash and cash equivalents increased from $3.8 million as of December 31, 1999 to $55.5 million at March 31, 2000. Short-term investments increased from zero as of December 31, 1999 to $16.5 million as of March 31, 2000. In total cash and cash equivalents and short-term investments increased from $3.8 million to $72.0 million during the quarter ended March 31, 2000, a rise of $68.2 million. This increase is from the net proceeds of $66.9 million from the issuance of 2,300,000 shares of common stock in Inforte's initial public offering on February 17, 2000 and from cash provided from operating activities of $1.2 million during the quarter ended March 31, 2000.


As of March 31, 2000 our accounts receivable (less deferred revenue) equaled 16 days of sales outstanding; however since December 31, 1997, days of sales outstanding have been as high as 41 days. We believe our current days of sales outstanding is unsustainably low, and we expect it will rise going forward. We do not, however, expect it to rise above normal industry levels of current days of sales outstanding and believe that we will have adequate cash flow to manage our working capital needs in the ordinary course of business.

Capital expenditures for each of the quarters ended March 31, 2000 and 1999 were $497,000 and $122,000, respectively. These expenditures were primarily for computer equipment and software, leasehold improvements, and office furniture. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

We have a $2.5 million line of credit with Citibank, N.A. which bears interest at the prime rate, which was 9.0% at March 31, 2000. The line of credit is secured by substantially all our assets. No amounts were outstanding under the line of credit at March 31, 2000 or December 31, 1999.


Inforte believes that its current cash, cash equivalents, and short-term investments will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.


Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         In all categories of cash, cash equivalents and short-term investments, Inforte invests only in securities of high credit quality. All investments bear a minimum Standard & Poor's rating of A1, Moody's investor service rating of P1, or equivalent. Inforte believes that it does not have any material market risk exposure with respect to financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal proceedings
          None

Item 2. Changes in Securities and Use of Proceeds

     On February 17, 2000 the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-92325) covering an aggregate of 2,300,000 shares of common stock at an offering price of $32.00 per share effective. The managing underwriters for the offering were Goldman Sachs & Co., Salomon Smith Barney and William Blair & Company. Net proceeds to the Company from the sale of 2,300,000 shares, after deducting underwriting discounts and commissions of $5,152,000 and offering expenses of $1,587,749 were $66,860,251. None of the offering expenses were paid directly or indirectly to any officer or director of the Company. However, Edgar D. Jannotta, who became a director of the Company upon closing of the offering, is a senior partner in William Blair & Company. The Company has invested the net proceeds in short-term, interest bearing, investment grade obligations pending their use for general corporate purposes.


Items 3. Defaults upon Senior Securities
            None

Item 4. Submission of Matter to a Vote of Security Holders

     On February 8, 2000, prior to Inforte's initial public offering, we held our annual meeting of shareholders for the election of directors. The board of directors solicited proxies for election of its nominees. At the meeting 7,960,000 shares (81.9%) of Inforte's outstanding common stock were represented in person or by proxy. The remaining 1,761,154 shares did not vote. The board's nominees and the voting results are as follows:

                                         For           Against           Abstain
                                         ---           -------           -------
CLASS I - Term Expires 2001
---------------------------
Nick Padgett                          7,960,000           0                 0
Raymond C. Kurzweil                   7,960,000           0                 0


CLASS II - Term Expires 2002
----------------------------
Stephen C.P. Mack                     7,960,000           0                  0
Al Ries                               7,960,000           0                  0

CLASS III - Term Expires 2003
-----------------------------
Philip S. Bligh                       7,960,000           0                  0
Edgar D. Jannotta                     7,960,000           0                  0

Item 5. Other Information
           None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.1 Financial data schedule.

         99.1 Risk Factors discussion appearing on pages 6-11 of Inforte's Form S-1 (Registration No. 333-92325).

     (b) Reports on Form 8K

         Inforte did not files any reports on Form 8-K during the three months ended March 31, 2000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    Inforte Corp.

                                          By:     /s/ NICK PADGETT
May 15, 2000                              ---------------------------------
                                                    Nick Padgett,
                                                Chief Financial Officer


12