Form 10-Q
period 2000-06-30
INFORTE CORP
filed 2000-07-26
CIK 1099944

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the Registrant's Common Stock as of July 14, 2000 was 12,400,356

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        --------

PART I.  Financial Information

Item 1.       Financial Statements (Unaudited)

              Balance sheets - December 31, 1999 and
              June 30, 2000                                                 1

              Statements of income - Three and six months ended
              June 30, 1999 and 2000                                        2

              Statements of cash flows - Three and six months ended
              June 30, 1999 and 2000                                        3

              Notes to financial statements                                 4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           5

Item 3.       Qualitative and Quantitative Disclosure About Market Risk     8

PART II. Other Information

Item 1        Legal Proceedings                                             9

Item 2.       Changes in Securities and Use of Proceeds                     9

Item 3        Defaults of Senior Securities                                 9

Item 4.       Submission of Matters to a Vote of Security Holders           9

Item 5        Other Information                                             9

Item 6.       Exhibits and Reports on Form 8-K                              9

Signature                                                                  10

Exhibit 27.1  Financial Data Schedule                                      11

Exhibit 99.1 Risk Factors discussion appearing on pages 6-11 of Inforte's Form S-1 (Registration No. 333-92325)(filed as an exhibit to Inforte Corp.'s Form 10-Q filed May 15, 2000 (Commission File Number 000-29239) and incorporated herein by reference)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               INFORTE CORP.
                              BALANCE SHEETS



                                                              DECEMBER 31,     JUNE 30,
                                                                  1999           2000
                                                              ------------   ------------
                                                                              (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                                   $ 3,792,027     $52,896,329
  Short-term investments                                                -       7,650,000
  Accounts receivable                                           6,924,250      12,290,131
  Allowance for doubtful accounts                                (600,000)     (1,150,000)
                                                               -----------     ----------
  Accounts receivable, net                                      6,324,250      11,140,131

  Prepaid expenses and other current assets                       681,563       1,415,523
  Deferred income taxes                                           652,293         853,297
                                                               ----------      ----------
          Total current assets                                 11,450,133      73,955,280

Computers, purchased software, and property                     2,165,022       3,013,126
Less accumulated depreciation and amortization                    677,519       1,103,074
                                                               ----------      ----------
Computers, purchased software, and property, net                1,487,503       1,910,052

Long-term investments                                                   -      15,819,306
Deferred income taxes                                              19,766          49,145
                                                               ----------      ----------
          Total assets                                        $12,957,402     $91,733,783
                                                               ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 1,352,472     $ 1,028,738
  Income tax payable                                              311,512         562,039
  Accrued expenses                                              4,122,175       5,672,792
  Deferred revenue                                              4,870,579      10,388,090
                                                               ----------      ----------
          Total current liabilities                            10,656,738      17,651,659

Stockholders' equity:
  Common stock, $0.001 par value
  Authorized- 50,000,000 shares;
  Issued and outstanding- 12,396,622 as of June 30, 2000
  9,721,154 as of December 31, 1999                                 9,721          12,397
  Additional paid-in capital                                      411,886      69,322,014
  Retained earnings                                             1,879,057       4,740,081
  Accumulated other comprehensive income                                -           7,632
                                                                ---------      ----------
          Total stockholders' equity                            2,300,664      74,082,124
                                                                ---------      ----------
          Total liabilities and stockholders' equity          $12,957,402     $91,733,783
                                                               ==========      ==========



                          See notes to financial statements.

                             INFORTE CORP.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)



                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                           ------------------------    ------------------------
                                               1999          2000          1999          2000
                                           ----------    ----------    ----------    ----------

Revenues                                   $7,118,467   $16,393,162   $11,975,706   $28,683,162

Operating expenses:
  Project personnel and related expenses    3,016,299     7,123,510     5,288,892    12,532,282
  Sales and marketing                       1,342,349     2,228,910     2,145,616     3,790,851
  Recruiting, retention and training          599,215     2,100,327     1,032,677     3,506,623
  Management and administrative             1,269,344     2,880,835     2,096,275     5,324,378
                                            ---------    ----------    ----------    ----------
          Total operating expenses          6,227,207    14,333,582    10,563,460    25,154,134

Operating income                              891,260     2,059,580     1,412,246     3,529,028

Interest income, net and other                 23,624       900,979        51,834     1,241,480
                                            ---------    ----------    ----------    ----------
Pretax income                                 914,844     2,960,559     1,464,080     4,770,508
Income tax expense                            365,532     1,131,140       329,033     1,909,484
                                            ---------    ----------    ----------    ----------
          Net income                       $  549,352   $ 1,829,419   $ 1,135,047   $ 2,861,024

Pro forma income tax expense                  365,532     1,131,140       584,851     1,909,484
                                            ---------    ----------    ----------    ----------
          Pro forma net income             $  549,352   $ 1,829,419   $   879,229   $ 2,861,024
                                            =========    ==========    ==========    ==========

Pro forma earnings per share:
-Basic                                          $0.07         $0.15         $0.10         $0.25
-Diluted                                        $0.05         $0.13         $0.08         $0.22

Weighted average common shares outstanding:
-Basic                                      8,375,000    12,341,914     8,375,000    11,554,902
-Diluted                                   10,570,637    13,832,411    10,547,915    13,132,955


                            See notes to financial statements

                                  INFORTE CORP.
                             STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                ------------------------    -----------------------
                                                    1999          2000          1999         2000
                                                ----------    ----------    ----------   ----------

Cash flows from operating activities
Net income                                      $  549,352   $ 1,829,419   $ 1,135,047  $ 2,861,024

Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                    117,514       237,786       219,218      467,398
  Deferred income taxes                            (78,072)     (193,990)     (582,375)    (230,383)
Changes in operating assets and liabilities
  Accounts receivable                           (1,710,585)     (923,585)   (3,686,718)  (4,815,881)
  Prepaid expenses and other current assets          6,894      (173,261)      (42,440)    (733,960)
  Accounts payable                                (108,749)   (1,048,200)       (2,745)    (323,734)
  Income tax payable                              (114,840)     (277,270)      264,964      250,527
  Accrued expenses and other                     1,355,355     1,552,132     1,096,018    1,550,617
  Deferred revenue                               1,078,459     2,307,747     3,181,498    5,517,511
                                                 ---------    ----------    ----------   ----------
Net cash provided by operating activities        1,095,328     3,310,778     1,582,467    4,543,119

Cash flows from investing activities
Note receivable - Stockholder                       75,820             -        33,306            -
Purchase of investments                                  -    (6,913,266)            -  (23,455,684)
Purchases of property and equipment               (226,805)     (399,364)     (348,674)    (895,937)
                                                 ---------     ---------    ----------   ----------
Net cash used in investing activities             (150,985)   (7,312,630)     (315,368) (24,351,621)
Cash flows from financing activities
Principal payments on note payable- Former
  stockholder                                      (10,293)            -       (20,351)           -
Net proceeds from initial public offering                -             -             -   66,860,251
Proceeds from stock option and purchase
  Plans                                                  -     1,384,878             -    2,052,553
Sub-Chapter S distributions                       (929,216)            -      (929,216)           -
                                                 ---------    ----------    ----------   ----------
Net cash provided by (used in) financing
  activities                                      (939,509)    1,384,878      (949,567)  68,912,804
                                                 ---------    ----------    ----------   ----------

Increase (decrease) in cash and cash
  equivalents                                        4,834    (2,616,974)      317,532   49,104,302
Cash and cash equivalents, beg.of period         3,010,808    55,513,303     2,698,110    3,792,027
                                                 ---------    ----------    ----------   ----------
Cash and cash equivalents, end of period        $3,015,642   $52,896,329   $ 3,015,642  $52,896,329
                                                 =========    ==========    ==========   ==========




                                 See notes to financial statements

                                  Inforte Corp.
                          Notes to financial statements
                                   (Unaudited)
                                  June 30, 2000


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in Inforte's Registration Statement on Form S-1 (File No. 333-92325). The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2)  NET INCOME PER COMMON SHARE

     Inforte computes basic earnings per share ("Basic EPS") by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.



                                         Three Months Ended June 30,   Six Months Ended June 30,
                                         --------------------------    -------------------------
                                            1999           2000             1999         2000
                                         --------------------------    -------------------------
                                               (unaudited)                     (unaudited)


   Basic weighted average shares          8,375,000     12,341,914       8,375,000    11,554,902
   Effect of dilutive stock options       2,195,637      1,490,497       2,172,915     1,578,053
                                         --------------------------    -------------------------

   Diluted common and common
     equivalent shares                   10,570,637     13,832,411      10,547,915    13,132,955
                                         ===========================   =========================


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

(5)      STOCKHOLDERS' EQUITY

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


Overview

Inforte Corp. is a leading eBusiness integrator that focuses on velocity -- delivering better, faster eBusiness strategies and solutions to clients that empower them to compete successfully in the Internet economy. Inforte offers the unique combination of eStrategy, business-to-consumer and business-to-business eCommerce, supply-chain integration, and premier customer experience design and management capabilities required to build end-to-end eBusiness solutions that are integrated across clients' value chains. Inforte's client-advocacy approach and delivery methodology, "Velocity to Value," has enabled Inforte to achieve 100 percent client referenceability and industry-leading project efficiency metrics. Founded in 1993, Inforte has offices in Chicago, Dallas, Los Angeles and San Francisco, and 100 percent of its employees are owners.

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

We ask clients to pay 25%-50% of our fixed-price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs. We bill the remainder in advance of the work performed based upon a predetermined billing schedule over the course of the engagement. We do not perform work under milestone-based billing schedules. We recognize revenues from fixed-price contracts on the percentage-of-completion method, based on the ratio of costs incurred to total estimated costs. Amounts billed before we perform services are classified as deferred revenue. We bill time-and-materials projects twice per month on the 15th and last day of each month. We recognize time-and-materials revenues as we perform the services. We do not include in our revenues the reimbursable expenses we charge to our clients, on either fixed-price or time-and-material projects.

Our revenues and earnings may fluctuate from quarter to quarter based on factors within and outside of our control. These include:

     o     the variability in market demand for Internet professional services;

     o the seasonal spending by our clients has typically caused sequential revenue growth in the first half of each calendar year to be higher than sequential revenue growth in the second half of the calendar year;

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

1.  RESULTS OF OPERATIONS


The following table sets forth the percentage of revenues of certain items included in Inforte's statement of income:

                                                                      % of Revenue

                                            Three months ended June 30,       Six months ended June 30,
                                              1999            2000               1999          2000


Revenues                                      100.0           100.0              100.0         100.0
Operating expenses:
Project personnel and
 related expenses                              42.4            43.5               44.2          43.7
Sales and marketing                            18.9            13.6               17.9          13.2
Recruiting, retention,
 and training                                   8.4            12.8                8.6          12.2
Management and administrative                  17.8            17.6               17.5          18.6

Total operating expenses                       87.5            87.4               88.2          87.7

Operating income                               12.5            12.6               11.8          12.3
Interest income, net and other                  0.3             5.5                0.4           4.3
Pretax income                                  12.9            18.1               12.2          16.6

Pro forma income tax expense                    5.1             6.9                4.9           6.7

Pro forma net income                            7.7            11.2                7.3          10.0



Three months and six months ended June 30, 2000 and 1999


Revenues. Revenues increased 130% to $16.4 million for the quarter ended June 30, 2000 from $7.1 million for quarter ended June 30, 1999. For the six months ended June 30, 2000, revenues increased 140% to $28.7 million from $12.0 million for the six months ended June 30, 1999. This growth reflected increases in the number of client engagements and in average revenue per client. For the quarter ended June 30, 2000, we had 46 significant clients with each of these clients contributing $1.4 million to revenue on average on an annualized basis. We had 28 significant clients during the quarter ended June 30, 1999, each contributing $1.0 million to revenue on average on an annualized basis. Sequentially, revenue grew 33% to $16.4 million in the June 2000 quarter from $12.3 million in the March 2000 quarter. Historically our business has experienced a stronger sequential growth rate in the first half of the year compared to the sequential growth rate in the second half. We believe this seasonality stems from the calendar year operations of most clients and their access to new budget money in the first half of the year. We believe a pattern of lower sequential growth in our third and fourth quarters will continue in calendar 2000 and future years.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and fringe benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses, with the exception of the time spent attending training classes. Internal projects or unassigned time between projects appear in project personnel and related expenses as they are not considered training costs. These expenses increased 136% to $7.1 million for the quarter ended June 30, 2000, from $3.0 million for quarter ended June 30, 1999. For the six months ended June 30, 2000, these expenses increased 137%. The increase was due to the hiring of additional consulting professionals. We employed 321 consultants on June 30, 2000, up from 145 one year earlier.

Project personnel and related expenses represented 43.5% of revenues for the quarter ended June 30, 2000, compared to 42.4% for the quarter ended June 30, 1999. The increase as a percentage of revenues was due to our successful efforts to bring consultant utilization within our target range of 70%-80%. Utilization was 75% for the quarter ended June 30, 2000, down from 88% in the June 1999 quarter. We are actively managing utilization levels within a target range of 70%-80% so that our consultants can maintain a balanced life style and can invest more time in training and skill development. Project personnel and related expenses represented 43.7% of revenues for the six months ended June 30, 2000, compared to 44.2% for the same period in 1999. The expenses declined as a percentage of revenues because the impact of price increases exceeded the impact of consultant utilization rate decreases during this period.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, and travel costs for employees in the market development, practice development, and client development groups and costs to execute marketing programs. Sales and marketing expenses increased 66% to $2.2 million for the quarter ended June 30, 2000 from $1.3 million in the same period in 1999. The spending increase was due to the growth in our practice development and client development sales forces and increased marketing activities to develop the Inforte brand. Sales and marketing expenses as a percentage of revenues decreased to 13.6% for the quarter ended June 30, 2000 from 18.9% in the second quarter of 1999. For the six months ended June 30, 2000, the expense percentage as a percent of revenue decreased from 17.9% in 1999 to 13.2% in 2000. We deliberately grew sales and marketing expenses at a faster rate than the rate of revenue growth in 1999. Having made these investments in 1999, we intend to grow sales and marketing expenses at a slower rate than the rate of revenue growth in 2000.

Recruiting, retention, and training. Recruiting, retention, and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs, including travel and labor costs. These expenses increased by 251% to $2.1 million for the quarter ended June 30, 2000 from $0.6 million in the second quarter of 1999. Of the dollar spending increase, approximately 50% was due to increased training expenses, such as software certification courses, programming classes, and skill development training courses. The remaining spending was related to the recruiting and retention of employees. The number of employees grew from 182 as of June 30, 1999 to 408 as of June 30, 2000. Compared to the prior year, recruiting, retention, and training expenses in 2000 increased as a percentage of revenues to 12.8% from 8.4% for the June quarter as significant investments were made in advanced technology training courses. For the six months ended June 30, 2000, the expenses increased as a percentage of sales to 12.2% from 8.6%, as hiring occurred at a more rapid rate than the rate of revenue growth in the March 2000 quarter and as the company invested more in advanced technology training for employees during the June 2000 quarter.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits, and travel costs for management, finance, information technology, and facilities personnel, together with rent, telecommunications, audit, and legal costs, and depreciation and amortization of capitalized computers, purchased software, and property. These expenses increased 127% to $2.9 million for the quarter ended June 30, 2000 from $1.3 million for the same period in 1999. These expenses increased 154% for the six months ended June 30, 2000. The increase occurred in all areas cited above due to the ongoing growth of our business. As a percentage of revenue, management and administrative expenses were 17.6% in the quarter ended June 30, 2000, similar to 17.8% for the quarter ended June 30, 1999. For the six months ended June 30, 2000, management and administrative expenses increased as a percent of revenue to 18.6% from 17.5% in the prior year period, as facilities and technology spending grew more rapidly than the rate of revenue growth, and due to investor relations spending required in 2000 once Inforte became a public company.

Liquidity and Capital Resources. Cash and cash equivalents increased from $3.8 million as of December 31, 1999 to $52.9 million at June 30, 2000. Short-term investments increased from zero as of December 31, 1999 to $7.7 million as of June 30, 2000. Long-term investments increased from zero as of December 31, 1999 to $15.8 million as of June 30, 2000. In total, cash and cash equivalents, short-term investments, and long-term investments increased from $3.8 million to $76.4 million during the six months ended June 30, 2000, a rise of $72.6 million. This increase is from the net proceeds of $66.9 million from the issuance of 2,300,000 shares of common stock in Inforte's initial public offering on February 17, 2000, from cash provided by operating activities of $4.5 million, and from cash received from employees participating in the stock purchase and stock option plans of $2.1 million during the six months ended June 30, 2000, offset by capital expenditures.

Capital expenditures for each of the six months ended June 30, 2000 and 1999 were $0.9 million and $0.4 million respectively. These expenditures were primarily for computer equipment and software, leasehold improvements, and office furniture. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

As of June 30, 2000 our accounts receivable (less deferred revenue) equaled 4 days of sales outstanding. However, since December 31, 1997, days of sales outstanding have been as high as 41 days. We believe our current days of sales outstanding is unsustainably low, and we expect it will rise going forward. We do not, however, expect it to rise above normal industry levels of current days of sales outstanding and believe that we will have adequate cash flow to manage our working capital needs in the ordinary course of business.

We have a $2.5 million line of credit with Citibank, N.A. which bears interest at the prime rate, which was 9.5% at June 30, 2000. The line of credit is secured by substantially all our assets. No amounts were outstanding under the line of credit at June 30, 2000 or December 31, 1999.

         Inforte believes that its current cash, cash equivalents, and short-term investments will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.


Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         In all categories of cash, cash equivalents and short-term and long-term investments, Inforte invests only in securities of high credit quality. All investments bear a minimum Standard & Poor's rating of A1, Moody's investor service rating of P1, or equivalent. Inforte believes that it does not have any material market risk exposure with respect to financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

              None

Item 2. Changes in Securities and Use of Proceeds

              None

Item 3. Defaults upon Senior Securities

              None

Item 4. Submission of Matter to a Vote of Security Holders

              None

Item 5. Other Information

              None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         27.1  Financial data schedule.

         99.1 Risk Factors discussion appearing on pages 6-11 of Inforte's Form S-1 (Registration No. 333-92325) (filed as an exhibit to Inforte Corp.'s Form 10-Q filed May 15, 2000 (Commission File Number 000-29239) and incorporated herein by reference).

     (b) Reports on Form 8K

         Inforte did not file any reports on Form 8-K during the three months ended June 30, 2000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Inforte Corp.

                                          By:     /s/ NICK PADGETT
July 24, 2000                              ---------------------------------
                                                      Nick Padgett,
                                                  Chief Financial Officer




10