Form 10-Q
period 2000-09-30
INFORTE CORP
filed 2000-10-31
CIK 1099944

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The number of shares outstanding of the Registrant's Common Stock as of September 30, 2000 was 12,569,575.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

             Balance sheets - December 31, 1999 and
             September 30, 2000                                               1

             Statements of income - Three and nine months ended
             September 30, 1999 and 2000                                      2

             Statements of cash flows - Three and nine months ended
             September 30, 1999 and 2000                                      3

             Notes to financial statements                                  4-5

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            6-9

Item 3.      Qualitative and Quantitative Disclosure About Market Risk       10

PART II. Other Information

Item 1.      Legal Proceedings                                               10

Item 2.      Changes in Securities and Use of Proceeds                       10

Item 3       Defaults of Senior Securities                                   10

Item 4.      Submission of Matters to a Vote of Security Holders             10

Item 5       Other Information                                               10

Item 6.      Exhibits and Reports on Form 8-K                                10

Signature                                                                    11

Exhibit 27.1                                                                 12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  INFORTE CORP.
                                 BALANCE SHEETS



                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           2000
                                                              ------------   ------------
                                                                              (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                                   $ 3,792,027    $ 38,226,516
  Short-term investments                                                -      27,167,323
  Accounts receivable                                           6,924,250      13,606,517
  Allowance for doubtful accounts                                (600,000)     (1,150,000)
                                                                ----------      ---------
  Accounts receivable, net                                      6,324,250      12,456,517
  Prepaid expenses and other current assets                       681,563       1,668,845
  Deferred income taxes                                           652,293         841,171
                                                               ----------       ---------
          Total current assets                                 11,450,133      80,360,372

Computers, purchased software, and property                     2,165,022       3,844,265
Less accumulated depreciation and amortization                    677,519       1,204,195
                                                               ----------       ---------
Computers, purchased software, and property, net                1,487,503       2,640,070

Long-term investments                                                   -      14,442,823
Deferred income taxes                                              19,766          77,166
                                                               ----------       ---------
          Total assets                                       $ 12,957,402    $ 97,520,431
                                                               ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 1,352,472    $    325,319
  Income tax payable                                              311,512         677,837
  Accrued expenses                                              4,122,175       7,045,741
  Deferred revenue                                              4,870,579      11,899,327
                                                               ----------      ----------
          Total current liabilities                            10,656,738      19,948,224

Stockholders' equity:
  Common stock, $0.001 par value
  Authorized- 50,000,000 shares;
  Issued and outstanding- 12,569,575 as of September 30, 2000
  9,721,154 as of December 31, 1999                                 9,721          12,570
  Additional paid-in capital                                      411,886      70,732,687
  Retained earnings                                             1,879,057       6,812,981
  Accumulated other comprehensive income                                -          13,969
                                                                ---------      ----------
          Total stockholders' equity                            2,300,664      77,572,207
                                                                --------       ----------
          Total liabilities and stockholders' equity          $12,957,402    $ 97,520,431
                                                               ==========      ==========



                          See notes to financial statements.

                                  INFORTE CORP.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                           ------------------------    ------------------------
                                               1999          2000          1999          2000
                                           ----------    ----------    ----------    ----------

Revenues                                   $8,559,159   $17,790,784   $20,534,865   $46,473,946

Operating expenses:
  Project personnel and related expenses    3,603,840     7,910,215     8,892,732    20,442,497
  Sales and marketing                       1,465,472     2,359,848     3,611,088     6,150,699
  Recruiting, retention and training          936,638     1,731,123     1,969,315     5,237,746
  Management and administrative             1,479,291     3,525,504     3,575,566     8,849,882
                                            ---------    ----------    ----------    ----------
          Total operating expenses          7,485,241    15,526,690    18,048,701    40,680,824

Operating income                            1,073,918     2,264,094     2,486,164     5,793,122

Interest income, net and other                 43,650     1,053,800        95,484     2,295,280
                                            ---------    ----------    ----------    ----------
Pretax income                               1,117,568     3,317,894     2,581,648     8,088,402
Income tax expense                            446,627     1,244,994       775,660     3,154,478
                                            ---------    ----------    ----------    ----------
          Net income                       $  670,941   $ 2,072,900   $ 1,805,988   $ 4,933,924

Pro forma income tax expense                  446,627     1,244,994     1,031,478     3,154,478
                                            ---------    ----------    ----------    ----------
          Pro forma net income             $  670,941   $ 2,072,900   $ 1,550,170   $ 4,933,924
                                            =========    ==========    ==========    ==========

Pro forma earnings per share:
-Basic                                          $0.08         $0.17         $0.19         $0.42
-Diluted                                        $0.06         $0.15         $0.15         $0.37

Weighted average common shares
  outstanding:
-Basic                                      8,385,190    12,459,701     8,378,434    11,858,703
-Diluted                                   10,831,245    13,946,224    10,684,440    13,398,673




                            See notes to financial statements

                                  INFORTE CORP.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                              ------------------------    -----------------------
                                                  1999          2000          1999         2000
                                              ----------    ----------    ----------   ----------

Cash flows from operating activities
Net income                                    $  670,941    $2,072,900   $ 1,805,988  $ 4,933,924

Adjustments to reconcile net income to net
cash provided by operating
activities:
  Depreciation and amortization                  149,555       350,651       368,773      818,049
  Deferred income taxes                          190,316       (15,895)     (392,059)    (246,278)
Changes in operating assets and liabilities
  Accounts receivable                            834,130    (1,316,386)   (2,852,588)  (6,132,267)
  Prepaid expenses and other current assets     (473,551)     (253,322)     (515,991)    (987,282)
  Accounts payable                               722,598      (703,419)      719,853   (1,027,153)
  Income tax payable                             (34,576)       115,798      230,388      366,325
  Accrued expenses and other                   1,019,698     1,372,949     2,115,716    2,923,566
  Deferred revenue                              (446,053)    1,511,237     2,735,445    7,028,748
                                               ---------    ----------    ----------   ----------
Net cash provided by operating activities      2,633,058     3,134,513     4,215,525    7,677,632

Cash flows from investing activities
Note receivable - Stockholder                    106,190             -       139,496            -
Purchase of investments                                -   (18,155,738)            -  (41,611,422)
Purchases of property and equipment             (521,821)   (1,059,434)     (870,495)  (1,955,371)
                                               ---------     ---------    ----------   ----------
Net cash used in investing activities           (415,631)  (19,215,172)     (730,999) (43,566,793)
Cash flows from financing activities
Principal payments on note payable- Former
  stockholder                                     (3,484)            -       (23,835)           -
Net proceeds from initial public offering              -             -             -   66,860,251
Proceeds from stock option and purchase
  plans                                           26,888     1,410,846        26,888    3,463,399
Sub-chapter S distributions                            -            -       (929,216)           -
                                               ---------    ----------    ----------   ----------
Net cash provided by (used in) financing
  activities                                      23,404     1,410,846      (926,163)  70,323,650
                                               ---------    ----------    ----------   ----------

Increase (decrease) in cash and cash
  equivalents                                  2,240,831   (14,669,813)    2,558,363   34,434,489
Cash and cash equivalents, beg.of period       3,015,642    52,896,329     2,698,110    3,792,027
                                               ---------    ----------    ----------   ----------
Cash and cash equivalents, end of period      $5,256,473   $38,226,516   $ 5,256,473  $38,226,516
                                               =========    ==========    ==========   ==========




                        See notes to financial statements

                                  Inforte Corp.
                          Notes to financial statements
                                   (Unaudited)
                               September 30, 2000


(1)  BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in Inforte's Registration Statement on Form S-1 (File No. 333-92325). The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2)  NET INCOME PER COMMON SHARE

     Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.



                                         Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                         --------------------------      -------------------------
                                            1999           2000             1999         2000
                                         --------------------------      -------------------------
                                               (unaudited)                     (unaudited)


   Basic weighted average shares          8,385,190      12,459,701       8,378,434     11,858,703
   Effect of dilutive stock options       2,446,055       1,486,523       2,306,006      1,539,970
                                         --------------------------     --------------------------

   Diluted common and common
     equivalent shares                   10,831,245      13,946,224      10,684,440     13,398,673
                                         ===========================    ==========================


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

(4)  PRO FORMA INCOME TAXES

     Prior to 1999 Inforte was operating as a subchapter S Corporation. As a subchapter S Corporation, Inforte was not subject to federal income taxes; rather such income was included in the taxable income of stockholders. The pro forma income tax expense, net income and earnings per share for 1999 are stated on a pro forma basis to reflect what would have been reported had we been a C Corporation in 1999.

(5)      STOCKHOLDERS' EQUITY

     On February 17, 2000 the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-92325), covering an aggregate of 2,300,000 shares of common stock at an offering price of $32.00 per share, effective. Net proceeds to the Company from the sale of 2,300,000 shares, after deducting underwriting discounts and commissions of $5,152,000 and offering expenses of $1,587,749 were $66,860,251.

(6)      NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. For options granted to date, the Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

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

     o the seasonal spending by our clients has typically caused sequential revenue growth in the first half of each calendar year to be higher than sequential revenue growth in the second half of the calendar year.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of revenues of certain items included in Inforte's statement of income:

                                                         % of Revenue

                                   Three months ended Sept.30,   Nine months ended Sept. 30,
                                      1999            2000           1999          2000


Revenues                              100.0           100.0          100.0        100.0
Operating expenses:
Project personnel and
 related expenses                      42.1            44.5           43.3         44.0
Sales and marketing                    17.1            13.3           17.6         13.2
Recruiting, retention,
 and training                          10.9             9.7            9.6         11.3
Management and administrative          17.3            19.8           17.4         19.0

Total operating expenses               87.5            87.3           87.9         87.5

Operating income                       12.5            12.7           12.1         12.5
Interest income, net and other          0.5             5.9            0.5          4.9
Pretax income                          13.1            18.7           12.6         17.4

Pro forma income tax expense            5.2             7.0            5.0          6.8

Pro forma net income                    7.8            11.7            7.5         10.6



Three months and nine months ended September 30, 2000 and 1999

Revenues. Revenues increased 108% to $17.8 million for the quarter ended September 30, 2000 from $8.6 million for quarter ended September 30, 1999. For the nine months ended September 30, 2000, revenues increased 126% to $46.5 million from $20.5 million for the nine months ended September 30, 1999. This growth reflected increases in the number of client engagements and in average revenue per client. For the quarter ended September 30, 2000, we had 50 significant clients with each of these clients contributing $1.4 million to revenue on average on an annualized basis. We had 32 significant clients during the quarter ended September 30, 1999, each contributing $1.0 million to revenue on average on an annualized basis. Sequentially, revenue grew 9% to $17.8 million in the September 2000 quarter from $16.4 million in the June 2000 quarter. Historically our business has experienced a stronger sequential growth rate in the first half of the year compared to the sequential growth rate in the second half. We believe this seasonality stems from the calendar year operations of most clients and their access to new budget money in the first half of the year. We believe a pattern of lower sequential growth in our third and fourth quarters will continue in calendar 2000 and in future years.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and fringe benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses, with the exception of the time spent attending training classes. Internal projects or unassigned time between projects appear in project personnel and related expenses as they are not considered training costs. These expenses increased 119% to $7.9 million for the quarter ended September 30, 2000, from $3.6 million for quarter ended September 30, 1999. For the nine months ended September 30, 2000, these expenses increased 130%. The increase was due to the hiring of additional consulting professionals. We employed 348 consultants on September 30, 2000, up from 177 one year earlier.

Project personnel and related expenses represented 44.5% of revenues for the quarter ended September 30, 2000, compared to 42.1% for the quarter ended September 30, 1999. The increase as a percentage of revenues was due to our successful efforts to bring consultant utilization near the low end of our target range of 70%-80%. We actively manage utilization levels so that our consultants can maintain a balanced life style and can invest more time in training and skill development. Project personnel and related expenses represented 44.0% of revenues for the nine months ended September 30, 2000, compared to 43.3% for the same period in 1999. The expense increase as a percentage of revenue was also due to consultant utilization rate decreases during this nine month period.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, and travel costs for employees in the market development, practice development, and client development groups and costs to execute marketing programs. Sales and marketing expenses increased 61% to $2.4 million for the quarter ended September 30, 2000 from $1.5 million in the same period in 1999. The spending increase was due to the growth in our practice development and client development sales forces and increased marketing activities to develop the Inforte brand. Sales and marketing expenses as a percentage of revenues decreased to 13.3% for the quarter ended September 30, 2000 from 17.1% in the third quarter of 1999. For the nine months ended September 30, 2000, the expense percentage as a percent of revenue decreased from 17.6% in 1999 to 13.2% in 2000. We deliberately grew sales and marketing expenses at a faster rate than the rate of revenue growth in 1999. Having made these investments in 1999, we have intentionally grown sales and marketing expenses at a slower rate than the rate of revenue growth in 2000.

Recruiting, retention, and training. Recruiting, retention, and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs, including travel and labor costs. These expenses increased by 85% to $1.7 million for the quarter ended September 30, 2000 from $0.9 million in the third quarter of 1999. Of the dollar spending increase, approximately 50% was due to increased training expenses, such as software certification courses, programming classes, and skill development training courses. The remaining spending was related to the recruiting and retention of employees. The number of employees grew from 227 as of September 30, 1999 to 438 as of September 30, 2000. Compared to the prior year, recruiting, retention, and training expenses in 2000 decreased as a percentage of revenues to 9.7% from 10.9% for the September quarter as hiring occurred at a lower rate of growth than the rate of revenue growth. For the nine months ended September 30, 2000, the expenses increased as a percentage of sales to 11.3% from 9.6% in the prior year period, as the company invested more in advanced technology training for employees.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits, and travel costs for management, finance, information technology, and facilities personnel, together with rent, telecommunications, audit, and legal costs, and depreciation and amortization of capitalized computers, purchased software, and property. These expenses increased 138% to $3.5 million for the quarter ended September 30, 2000 from $1.5 million for the same period in 1999. These expenses increased 148% for the nine months ended September 30, 2000. The increase occurred in all areas cited above due to the ongoing growth of our business. As a percentage of revenue, management and administrative expenses were 19.8% in the quarter ended September 30, 2000, up from 17.3% for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, management and administrative expenses increased as a percent of revenue to 19.0% from 17.4% in the prior year period. Expenses as a percentage of revenue grew for both the quarter and nine months as facilities and technology spending grew more rapidly than the rate of revenue growth, and due to investor relations spending required in 2000 once Inforte became a public company.

Liquidity and capital resources. Cash and cash equivalents increased from $3.8 million as of December 31, 1999 to $38.2 million at September 30, 2000. Short-term investments increased from zero as of December 31, 1999 to $27.2 million as of September 30, 2000. Long-term investments, which are entirely cash investments with maturities of up to two years, increased from zero as of December 31, 1999 to $14.4 million as of September 30, 2000. In total, cash and cash equivalents, short-term investments, and long-term investments, increased from $3.8 million to $79.8 million during the nine months ended September 30, 2000, a rise of $76.0 million. This increase is from the net proceeds of $66.9 million from the issuance of 2,300,000 shares of common stock in Inforte's initial public offering on February 17, 2000, from cash provided by operating activities of $7.7 million, and from cash received from employees participating in the stock purchase and stock option plans of $3.5 million during the nine months ended September 30, 2000, offset by capital expenditures.


Capital expenditures for each of the nine months ended September 30, 2000 and 1999 were $2.0 million and $0.9 million respectively. These expenditures were primarily for computer equipment and software, leasehold improvements, and office furniture. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

As of September 30, 2000 our accounts receivable (less deferred revenue) equaled 3 days of sales outstanding. However, since December 31, 1997, days of sales outstanding have been as high as 41 days. We believe our current days of sales outstanding is unsustainably low, and we expect it will rise going forward. We do not, however, expect it to rise above normal industry levels of current days of sales outstanding and believe that we will have adequate cash flow to manage our working capital needs in the ordinary course of business.

Inforte believes that its current cash, cash equivalents, and short-term investments will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

In all categories of cash, cash equivalents and short-term and long term investments, Inforte invests only in securities of high credit quality. All investments bear a minimum Standard & Poor's rating of A1, Moody's investor service rating of P1, or equivalent. Inforte believes that it does not have any material market risk exposure with respect to financial instruments.


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

     (b) Reports on Form 8K

         Inforte did not file any reports on Form 8-K during the three months ended September 30, 2000

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Inforte Corp.

                                          By:     /s/ NICK PADGETT
October 31, 2000                              ---------------------------------
                                                      Nick Padgett,
                                                  Chief Financial Officer







11