Form 10-K405
period 2000-12-31
INFORTE CORP
filed 2001-03-21
CIK 1099944

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                         Commission File No. 000-29239

                               ----------------

                                 INFORTE CORP.
            (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                              36-3909334
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification Number)

      150 North Michigan Avenue,
     Suite 3400, Chicago, Illinois                      60601
    (Address of principal executive                  (Zip Code)
               offices)

      Registrant's telephone number, including area code: (312) 540-0900

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 5, 2001, 12,733,097 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $58,000,000.

Certain portions of the Registrant's definitive proxy statement dated March 22, 2001 for the Annual Meeting of Stockholders to be held April 25, 2001 are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 Inforte Corp.
                                   Form 10-K

                               December 31, 2000

                               Table of Contents

 Item                                                                   Page No.
 ----                                                                   --------
                                     Part I

 1.   Business.......................................................       3
 2.   Properties.....................................................      13
 3.   Legal Proceedings..............................................      13
 4.   Submission of Matters to a Vote of Security Holders............      13
 4A.  Executive Officers of the Registrant...........................      13

                                    Part II

 5.   Market for Registrant's Common Equity and Related Stockholder
      Matters........................................................      15
 6.   Selected Consolidated Financial Data...........................      16
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations..........................................      17
 7A.  Quantitative and Qualitative Disclosures About Market Risk.....      23
 8.   Financial Statements and Supplementary Data....................      23
 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure...........................................      41

                                    Part III

 10.  Directors and Executive Officers of the Registrant.............      41
 11.  Executive Compensation.........................................      41
 12.  Security Ownership of Certain Beneficial Owners and Management.      41
 13.  Certain Relationships and Related Transactions.................      41

                                    Part IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
      K..............................................................      42
      SIGNATURES.....................................................      43

                                    PART I

ITEM 1. BUSINESS

The information in this document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained in this document that are not of historical fact, are intended to be, and are, "forward-looking statements," which involve known and unknown risks. We generally use the following terms and similar expressions to identify forward-looking statements: "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "potential," "should," "could" and "will." Our actual results could differ from those indicated by the forward-looking statements made in this report. Accordingly, you should not place undue reliance on these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Additionally, we do not assume responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements in this document to conform these statements to actual results or to changes in our expectations.

Overview

Strategic technology consultancy Inforte Corp. helps create long-term return on investment and sustainable advantages for clients by maximizing the convergence of business strategy and technology across the value chain. Inforte delivers strategic technology consulting, comprehensive demand chain management solutions and solutions that optimize supply chain integration. Our services help our clients maximize revenue, operate more efficiently and improve their competitive positions.

Our client base consists primarily of Global 2000 companies. Representative clients in the past year included Alcatel, CUNA Mutual, Intuit, McKinsey & Company, Option One Mortgage, Palm, PRIMEDIA, Sun Microsystems, Toshiba, Yahoo! and Zurich American Insurance. Our proprietary approach to planning and delivering projects, Velocity-to-Value (V2V), and rigorous delivery methodologies have produced industry-leading project-efficiency metrics to help ensure that we deliver projects on time and within budget. We believe that this approach, coupled with our technology strategy, business operations and technology skills, has enabled us to achieve high levels of client satisfaction.

Inforte has grown rapidly since our inception in September 1993. Through the end of 2000, our revenue has at least doubled each year, with all growth internally generated rather than through mergers or acquisitions. As of December 31, 2000, we employed 442 people in our offices in Atlanta, Chicago, Dallas, London, Los Angeles, New York and San Francisco. Reflecting the importance we place on employee motivation and ownership, each of our employees is a stock or option holder.

Industry Background

Widespread acceptance of information technology and the Internet has created numerous opportunities for companies seeking growth and increased efficiencies in highly competitive and rapidly changing markets. Although companies are eager to capture the opportunities presented by information technology, the analysis, design and implementation of an effective technical solution requires special skills and expertise that many companies do not possess. These special skills include the ability to:

  . assess the strategic implications of technology for a business;

  . integrate new online business processes with existing capabilities for processing business transactions internally and with customers and suppliers;

  . develop creative initiatives for brand, content and user experience;

  . implement the technology required to support these solutions.

The availability of high quality professionals experienced in creating, implementing and integrating advanced technology solutions is limited. It is often inefficient and difficult for companies seeking to implement their own advanced solutions to hire, train and retain in-house personnel. As a result, businesses engage professional services firms to help them design and implement these solutions.

The Inforte Solution

Inforte provides strategic technology consulting and integration services that enable companies to create and deploy information technology solutions company-wide. Key elements of the Inforte solution include:

Value Chain Business Integration. Inforte provides clients value chain-wide technology solutions integrated with software systems that support customer relationships, supplier relationships and internal operations. For example, a solution could give customers online search, selection and payment capabilities, link customer order information directly to our client's production facility and link the production facility with third-party suppliers. A solution could also allow detailed customer profiling based on their past purchasing behavior, time and location visited on the Web site, as well as their use of other communication channels such as mail and telephone. Our solutions include:

  . Technology strategy--developing a strategy that takes advantage of the latest technology;

  . Demand chain management--enabling companies to achieve a 360-degree view of their customers and partners along with the ability to manage all customer and partner interactions;

  . Business-to-consumer electronic commerce--enabling businesses to transact sales and services with consumers over the Internet;

  . Business-to-business electronic commerce--allowing businesses to use the Internet to interact with suppliers of goods and services;

  . Internal operations management--facilitating interactions between a company and its employees through the use of the latest technology.

Inforte solutions enable clients to use technology to build and maintain sustainable competitive positions and improve their operational efficiencies. We believe that we are one of the few professional services firms that possess all the skills necessary to offer strategic technology solutions across a company's entire value chain.

Advanced Technological Skills. Inforte identifies and uses the latest technology to design and build solutions for clients to interact with customers and suppliers and to process business transactions effectively. Inforte has extensive experience working with applications from leading software vendors, such as Ariba, Blue Martini, i2 Technologies, Siebel Systems and Vignette. We believe that our experience using these applications and deploying enterprise-wide systems gives our consultants functional skills and insights into a wide range of business processes. Additionally, many of these software vendors are also customers of ours, engaging us to deploy solutions in their internal environments and develop solutions that integrate their products with products of other software vendors.

To continuously maintain the high level of advanced technological skills among our staff, Inforte employs a group of individuals whose sole purpose is to capture, organize and disseminate our knowledge capital internally.

Collaborative Client Involvement. We believe our solutions are successful because they are developed in collaboration with our clients. Because the ultimate success of any project will depend upon the client's ability to effectively operate and support the related systems and technology on an on-going basis, our co-management approach is designed to include substantial client participation in all phases of the project. This allows the client to have a thorough understanding of what has been done, how it was completed and why it was performed. The collaborative environment is supported by a highly accessable online knowledge base that includes project deliverables. We believe our co-management philosophy differs from that of many service providers, who limit the client's role in project delivery. Additionally, we encourage our clients to use our web sites, www.eStrategy.com and www.inforte.com, to inspire thinking about new ways to apply advanced technologies in today's digital economy. We believe our collaborative knowledge transfer philosophy has contributed to consistently high project success rates and client satisfaction.

Inforte Strategy

Inforte's strategy is to continue to capitalize on information technology evolution and advancement. We intend to expand our relationships with existing clients and to develop relationships with additional Global 2000 companies and emerging enterprises. The following are the key elements of our strategy:

Maintain Advanced Solution Focus. Inforte focuses on providing clients with advanced solutions that combine the latest technology with innovative business approaches. As technology constantly evolves, leading to new advanced solutions, we attempt to continually update our offerings for clients by combining the latest technology with innovative business models. We will continue to seek to identify early technology trends and work closely with the providers of leading-edge technologies so that we offer our clients the most advanced technology solutions available. We expect this to enhance our ability to generate assignments from existing and new clients, achieve high margins, maintain our position of technological leadership and provide challenging assignments to our employees.

Ensure Continued Client Satisfaction. Inforte strives to ensure high client satisfaction. We survey clients each quarter to assess their satisfaction and to link management compensation to these results. Our quarterly surveys ask clients open-ended questions on measurements they consider important and ask them to numerically score us on these factors. For comparability purposes, our client surveys also request numerical scores on nine set factors, including expertise, project management skills, business understanding, price and responsiveness.

Continue to Attract and Retain High Quality Personnel. Inforte's advanced solution focus requires that we retain highly motivated, intelligent people of exceptional quality. We believe the best way to continue to attract and retain highly qualified personnel is to provide an intellectually challenging environment, compensation equal to or better than our competitors and a strong corporate culture.

Continue Superior External and Internal Business Execution. We believe the most critical factor for successful operations and growth of a strategic consulting business is consistently delivering high quality services on a timely basis and within budget. Inforte emphasizes continuous improvement of our delivery expertise, including our V2V methodology, knowledge management and other internal processes to compete effectively in the future. We continue to refine the systems and processes that comprise our internal infrastructure, which we consider to be advanced for a company of our size.

Inforte Services

Inforte works with clients to determine how they can best design and implement advanced solutions to effectively capitalize on the latest information technology. In most client engagements, our Strategic Services practice first develops an overall strategic plan for using technology to create new online business operations and to integrate the client's internal operations and external relationships with customers and suppliers. After defining this plan, our two other practice groups create, design and implement the solutions recommended in the plan. Our Customer Experience Management practice focuses on processes and technologies that help our clients to effectively manage their customer and partner relationships. Our Strategic Operations Management practice focuses on the integration and implementation of these systems with the client's existing infrastructure as well as managing supplier relationships, internal processes and technologies and building digital markets that bring buyers and sellers together. All three service groups often work together to provide the most effective technology solutions to our clients.

All Inforte projects are governed by our V2V project delivery methodology. We structure and price our projects in shorter, multiple phases to ensure that each phase meets the client's business objectives. Strategic Services engagements typically last 30 to 60 days, depending on scope. Customer Experience Management and Strategic Operations Management projects generally last three to nine months, with significant functionality typically delivered every three months.

Strategic Services

Inforte's Strategic Services practice applies its knowledge of business processes and technology to define the client's strategy for using information technology to improve its business. A team of experienced strategy consultants works closely with the client's senior executives to work through strategic scenarios, provide recommendations and specify how to implement the agreed-upon approach.

The technology strategy created by Strategic Services defines the steps necessary to implement advanced solutions that will help a client achieve sustainable competitive advantage. Our Strategic Services practice also identifies significant changes needed in the client's structure, business processes and external relationships with suppliers and partners, and makes recommendations for implementing these changes while minimizing disruptions to the client's existing business.

Customer Experience Management

Our Customer Experience Management practice delivers solutions that not only provide our clients with information about their customers and partners, but also enrich and personalize the customers' and partners' online experiences. Our project teams work closely with the client's senior sales, service, marketing and technology executives to design new business processes and technical systems, customize software applications from third-party vendors and implement the overall solutions.

Our Customer Experience Management practice delivers the following types of solutions:

  . Business process design in the areas of electronic commerce, sales, service and marketing

  . Web sites for selling to or servicing customers

  . Dynamic online communities so that customers with similar interests may interact with each other

  . Internet-based processes and technologies that facilitate brand-building, user experience design, tailored marketing strategies, personalized interaction with customers and the tracking of all customer interactions

  . Internet-based and other software platforms required to link together all sales, service and marketing channels to provide a comprehensive profile of a customer's interactions with a business.

Strategic Operations Management

Our Strategic Operations Management practice focuses on projects aimed at helping our clients use technology to improve internal communications and business processes and to provide closer external links to suppliers. This improves the coordination of customers ordering products online and suppliers fulfilling those orders.

Our Strategic Operations Management practice delivers the following types of solutions for clients:

  . Business process design along the supply chain, which includes purchasing, order fulfillment, logistics, transportation and warehouse management

  . Employee self-service for goods and services, including corporate travel, benefits administration, time reporting and expense management

  . Trading exchanges, often referred to as "hubs," that provide a central location for organizations to trade with each other, quickly access information about logistics and delivery and automate inter-company transactions

  . Linking of supplier operations to the sales and service operations of the business in real-time.

Clients

During 2000 our top five clients equaled 31 percent of total revenue and our top ten clients equaled 46 percent of total revenue. No single customer provided Inforte with over 10 percent of total 2000 revenue.

Sales and Marketing

Inforte markets with a team-selling approach that combines dedicated sales professionals from our practice development and client development groups with our senior delivery executives and practice area leaders. We believe our team model is superior to a traditional professional services sales model where one individual must manage the sales process in addition to providing the services. Our practice development group focuses on selling to new customers, while our client development group focuses on maintaining and extending relationships with existing customers.

We use a proprietary sales and marketing methodology called SAMM to capture detailed information on sales opportunities. SAMM is based on a heavily customized enterprise relationship management system to track potential contracts at each of the 11 stages of our sales cycle. We project revenue based on a probability analysis of each sales opportunity, allowing us to manage continually our hiring needs and spending plans.

Our market development efforts are designed to build Inforte's brand name and recognition in the marketplace and generate leads for new business. Our activities include seminars and briefings that target corporate executives, public speaking opportunities, attendance at industry conferences, regular meetings with industry analysts, public relations programs, electronic brochures and use of Web site properties such as inforte.com and eStrategy.com.

We complement our internal sales and marketing processes with selected formalized industry alliances. We receive leads from a number of well-known software vendors with whom we have strategic, non-exclusive marketing relationships, including Ariba, Blue Martini, i2 Technologies, Siebel Systems and Vignette. We continually search for leading software vendors with whom we can share business leads, and expect to add new relationships from time to time, as well as work with other software vendors with whom we do not have formalized relationships.

People & Culture

We have grown from 63 people at the end of 1997 to 122 people at the end of 1998 to 257 people at the end of 1999 to 442 employees as of December 31, 2000. Of these, 340 are consultants, 31 are in sales and marketing, including 19 quota-based sales personnel, 18 are in human resources and 53 are management or administrative personnel. None of our employees is represented by a labor union, and we believe our employee relations are excellent.

We consider our culture to be rewarding and fun, and think it is a key reason we are able to attract and retain high quality employees. We have sophisticated recruiting, retention and career development processes that have resulted in ratios for internal employee referrals, offers-to-acceptances and voluntary turnover that we believe are among the best in the industry. All employees receive stock options when they join Inforte, as we believe that equity ownership is an important component of employee motivation and compensation.

Competition

We compete in the information technology professional services market, which is highly competitive. We expect this competition to intensify as the market evolves. We believe that our competitors fall into several categories, including the following:

  . Accenture and the consulting arms of global accounting firms

  . Technology consulting firms such as eLoyalty, Proxicom and Sapient

  . Large systems integration or outsourcing firms such as Computer Sciences
    Corp., EDS and IBM Global Services

  . Strategy consulting firms such as Bain, Booz.Allen & Hamilton, Boston
    Consulting Group, DiamondCluster and McKinsey

  . Professional services divisions of software application vendors

  . Internal information technology departments of current and potential clients.

Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than us.

However, we believe that only a few of our competitors possess all of the skills necessary to offer the comprehensive integration of internal operations, customer relationships and supplier relationships that we provide. We do expect that many of these competitors will evolve their service offerings over time to more closely match our current capabilities.

We believe that the principal competitive factors in the information technology professional services market are: a strategy offering, a complete integration model that combines customer experience with the supply chain, a proven record of project delivery and high customer satisfaction. We believe that our service offerings allow us to compete favorably in all of the above areas.

There are relatively low barriers to entry into the information technology professional services market. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our revenues to decline.

Legal Proceedings

From time to time, we may be involved in litigation incidental to the conduct of its business. To date, we have never been a party to any material legal proceedings.

Risk Factors

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Inforte and its business because such factors currently may have a significant impact on Inforte's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risk factors discussed in Inforte's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

                           RISKS RELATED TO INFORTE



If we fail to identify and successfully transition to the latest and most advanced solutions or keep up with an evolving industry, we will not compete successfully for clients and our profits may decrease.

We focus on providing our clients solutions that employ the latest technologies. If we fail to identify the latest and most advanced solutions, or if we identify but fail to successfully transition our business to these advanced solutions, our reputation and our ability to compete for clients and the best employees could suffer. If we cannot compete successfully for clients, our revenues may decrease. Also, if our projects do not involve the latest and most advanced solutions, they would generate lower fees.

Because our market changes rapidly, some of the most important challenges facing us are the need to:

  . effectively use advanced technologies;

  . continue to develop our strategic and technical expertise;

  . influence and respond to emerging industry standards and other technological changes;

  . enhance our current services; and

  . develop new services that meet changing customer needs.

All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges.

If we fail to satisfy our clients' expectations, our existing and continuing business could be adversely affected.

If we fail to satisfy the expectations of our clients, we could damage our reputation and our ability to retain existing clients and attract new clients. In addition, if we fail to perform our engagements, we could be liable to our clients for breach of contract. Although most of our contracts limit the amount of any damages to the fees we received, we could still incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, our business results could suffer.

If we are unable to accurately forecast our quarterly revenue our profitability may be reduced.

Recently, the level of spending by clients and potential clients on information technology in the United States has become less certain. We believe the uncertainty stems from the rapid slowing of growth in Gross Domestic Product in the United States during the second half of calendar 2000. In some cases the uncertainty has reduced the overall number of projects available for bid. In other cases the uncertainty has resulted in project deferrals, project scope reductions or limited follow-on projects at existing clients. While our revenue forecast methods are sophisticated and have proven accurate historically, we believe the recent environment adds greater risk and uncertainty to our forecasts. If we fail to accurately forecast revenue, our actual results may differ materially from the amounts planned, and our profitability may be reduced.

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services.

If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have the experience and expertise to perform the services we provide to our clients are limited and competition for these individuals is intense. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that an important component of overall compensation for our employees will continue to be equity. If our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options.

If we fail to adequately manage our growth, our profitability may be reduced.

If we cannot keep pace with our growth, we will be unable to maintain high client satisfaction, reducing our profitability. Our business has grown dramatically over the past several years. For example, our revenue has increased from $13.4 million in 1998, to $30.1 million in 1999 and to $63.8 million in 2000. If our growth exceeds our expectations, our current managerial resources and infrastructure may be inadequate to handle the growth. Also, our senior management team has limited collective experience managing a business the current size of Inforte or a public company.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals.

We currently have marketing relationships with software vendors, including Ariba, Blue Martini, i2, Siebel, and Vignette. Although we have historically received a large number of business leads from these software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our revenues.

If we are unable to rapidly integrate third-party software, we may not deliver solutions to our clients on a timely basis, resulting in lost revenues and potential liability.

In providing client services, we recommend that our clients use software applications from a variety of third-party vendors. If we are unable to implement and integrate this software in a fully functional manner for our clients, we may experience difficulties that could delay or prevent the successful development, introduction, or marketing of services. Software often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential clients, our current and future solutions may contain serious defects due to third-party software or software we develop or customize for clients. Serious defects or errors could result in liability for damages, lost revenues, or a delay in implementation of our solutions.

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable.

At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. In 1998, our five largest clients accounted for 36% of revenue and our ten largest clients accounted for 56% of revenue. In 1999, our five largest clients accounted for 36% of revenue and our ten largest clients accounted for 55% of revenue. In 2000, our five largest clients accounted for 31% of revenue and our ten largest clients accounted for 46% of revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of these clients or if we were to fail to collect a large account receivable.

In addition, many of our contracts are short-term and provide that our clients can reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues.

If we estimate incorrectly the time required to complete our projects, we will lose money on fixed-price contracts.

A majority of our contracts are fixed-price contracts, rather than contracts in which the client pays us on a time and materials basis. We must estimate the number of hours and the materials required before entering into a fixed-price contract. Our future success will depend on our ability to continue to set rates and fees accurately and to maintain targeted rates of employee utilization and project quality. If we fail to accurately estimate the time and the resources required for a project, any required increase in the time and resources to complete the project could cause our profits to decline.

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock.

Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to incur the expense of our services during the first half of the year. During 2001, we do not expect this normal seasonal growth pattern, and have adjusted our recruiting and spending plans accordingly. Our cautious expectations for the first half of 2001 and potentially the entire year are based upon the slower U.S. economic growth during the second half of 2000 and business trends during the first two months of 2001. If we are unable to predict the cyclical client demand in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

Others could claim that we infringe on their intellectual property rights, which may result in substantial costs, diversion of resources and management attention, and harm to our reputation.

A portion of our business involves the development of software applications for specific client engagements. Although we believe that our services do not infringe on the intellectual property rights of others, we may be the subject of claims for infringement, which even if successfully defended could be costly and time-consuming. An infringement claim against us could materially and adversely affect us in that we may:

  . experience a diversion of our financial resources and management attention;

  . incur damages and litigation costs, including attorneys' fees;

  . be enjoined from further use of the intellectual property;

  . be required to obtain a license to use the intellectual property, incurring licensing fees;

  . need to develop a non-infringing alternative, which could be costly and delay projects; and

  . have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.

Because we are newer and smaller than many of our competitors, we may not have the resources to effectively compete, causing our revenues to decline.

Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, and significantly greater financial, technical, marketing, and public relations resources than we do. We may be unable to compete with the full-service consulting companies entering the information technology professional services market, including the consulting divisions of the largest global accounting firms, who are able to offer their clients a wider range of services. If our clients decide to take their information technology professional services projects to these companies, our revenues may decline. In addition, new professional services companies may provide services similar to ours at a lower price, which could cause our revenues to decline.

                         RISKS RELATED TO OUR INDUSTRY

If the rate of adoption of advanced information technology slows substantially, our revenues may decrease.

We market our services primarily to firms that want to adopt Internet-based information technology that provides an attractive return on investment or helps provides a sustainable competitive advantage. Our revenues could decrease if companies decide not to integrate the latest technologies into their businesses due to economic factors, governmental regulations, financial constraints, or other reasons.

Inforte's market research suggests that the level information technology spending in the United States is closely linked with the growth rate of the Gross Domestic Product (GDP). The recent slowdown in the GDP growth rate has caused a slower rate of adoption of advanced information technology by our target clients. We expect information technology spending and Inforte revenue to be highly dependent on the health of the US economy.

If the supply of information technology companies and personnel continues to exceed demand, this may adversely impact the pricing of our projects and our ability to win business.

Late in 2000 many firms in our industry announced significant employee layoffs and lower utilization rates of billable personnel. An oversupply of technology professionals may reduce the price clients are willing to pay for our services. An oversupply may also increase the talent pool for potential clients who may choose to complete projects in-house rather than use an outside consulting firm such as Inforte. Lower utilization rates increase the likelihood that a competitor will reduce their price to secure business in order to improve their utilization rate. The extent to which pricing and our ability to win business may be impacted is a function of both the magnitude and duration of the supply and demand imbalance in our industry.

              RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks.

Recently, the market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance.

Volatility of our stock price could result in expensive class action litigation.

If our common stock suffers from volatility like the securities of other technology companies, we could be subject to securities class action litigation similar to that which has been brought against companies following periods of volatility in the market price of their common stock. Litigation could result in substantial costs and could divert our resources and senior management's attention. This could harm our productivity and profitability.

Officers and directors own a significant percentage of outstanding shares and, as a group, control a vote of stockholders.

As of December 31, 2000 the executive officers and directors set forth below, own approximately 51% of the outstanding shares of our common stock and own individually the percentage set forth opposite their names:

      . Philip S. Bligh    24.4%

      . Stephen C.P. Mack  20.9%

      . Nick Padgett        6.2%

If the stockholders listed above act or vote together with other employees who own significant shares of our common stock they will have the ability to control the election of our directors and the approval of any other action requiring the approval of our stockholders, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.

The authorization of preferred stock, a staggered board of directors and supermajority voting requirements will make a takeover attempt more difficult, even if the takeover would be favorable for stockholders.

Inforte's certificate of incorporation and bylaws may have the effect of deterring, delaying or preventing a change in control of Inforte. For example, our charter documents provide for:

  . the ability of the board of directors to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

  . the inability of our stockholders to act by written consent or to call a special meeting;

  . advance notice provisions for stockholder proposals and nominations to the board of directors;

  . a staggered board of directors, with three-year terms, which will lengthen the time needed to gain control of the board of directors; and

  . supermajority voting requirements for stockholders to amend provisions of the charter documents described above.

We are also subject to Delaware law. Section 203 of the Delaware General Corporation Law prohibits us from engaging in a business combination with any significant stockholder for a period of three years from the date the person became a significant stockholder unless, for example, our board of directors approved the transaction that resulted in the stockholder becoming an interested stockholder. Any of the above could have the effect of delaying or preventing changes in control that a stockholder may consider favorable.

ITEM 2. PROPERTIES

Our headquarters are located in Chicago, Illinois. Senior management, sales, marketing, human resources, and administrative personnel, as well as the Chicago-based consultants use this facility. We have two subleases for a total of 50,765 square feet in Chicago. The primary space is 33,065 square feet, which expires in December 2005 with no option to renew. Additionally, we sublease 17,700 square feet, which expires in June 2006 with no option to renew. We have regional offices that are used by regional management, sales, and recruiting personnel, as well as consultants residing in the region. We lease 22,529 square feet in Irvine, California, which expires in July 2006 with an option to renew. We lease 4,480 square feet in Irving, Texas, which expires in May 2005 with an option to renew. We have also entered into various short-term leases for professional office space in San Mateo, California, Jersey City, New Jersey, Atlanta, Georgia, and London, England.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to our executive officers:

            Name         Age                     Position
            ----         ---                     --------
      Philip S. Bligh    33  President, Chief Executive Officer, and Chairman
      Stephen C.P. Mack  35  Chief Operating Officer and Director
      Nick Padgett       34  Chief Financial Officer and Director
      Dave Sutton        37  Executive Vice President
      Douglas Turk       31  Executive Vice President

Philip S. Bligh co-founded Inforte and has served as chairman of the board of directors of Inforte since inception in September 1993. Mr. Bligh also currently serves as president and chief executive officer. Before founding Inforte, Mr. Bligh served in various technology consulting roles for Accenture from October 1988 to February 1991 and as a project manager for Systems Software Associates, an enterprise software provider, from April 1991 through Inforte's founding. Mr. Bligh holds a B.S. in chemical engineering from University College London, England and serves as an adjunct professor in management at DePaul University's Kellstadt Graduate School of Business.

Stephen C.P. Mack joined Inforte in October 1994 and has served as a director since that time. Mr. Mack is currently Inforte's chief operating officer, overseeing our consulting, human resource and international organizations. Before joining Inforte, from February 1988 to October 1994, Mr. Mack worked at Accenture, where he was, most recently, a project manager responsible for the design and implementation of enterprise-wide operational and decision support systems for large, multinational corporations. Mr. Mack holds a Master's degree in engineering and management from the University of Birmingham, England.

Nick Padgett has served as Inforte's chief financial officer since December 1997. Mr. Padgett has been a director of Inforte since its founding in September 1993. Before joining Inforte, Mr. Padgett served as an equity research analyst for William Blair & Company, from August 1994 to December 1997. Before William Blair, Mr. Padgett served in various technology consulting roles for Accenture from June 1988 to September 1992. Mr. Padgett holds an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College and a B.S. in computer science from Western Illinois University.

David Sutton joined Inforte in September 1999, serving as vice president of the Strategic Services Group. Currently, as executive vice president Mr. Sutton directs the global consulting practice areas. Before joining Inforte, Mr. Sutton was a vice president at Computer Sciences Corporation (CSC), serving in the CSC Index management consulting unit there from September 1994 to September 1999. Prior to CSC, Mr. Sutton served in various management consulting roles with BDM International from January 1994 to January 1996, GRC International from May 1987 to August 1994 and Booz.Allen & Hamilton from January 1986 to May 1987. Mr. Sutton holds an M.B.A. from George Washington University and a BS in computer science engineering from the University of Virginia.

Douglas Turk joined Inforte in June 1997 and has served in various senior management roles. Currently, as executive vice president Mr. Turk directs global business development. Before joining Inforte, Mr. Turk co-founded Reservations On-Line, an e-commerce company that provided technology solutions for the distribution of reservations and tickets, and served as director of operations there from January 1996 to March 1997. Prior to Reservations On-Line, Mr. Turk served as a business analyst and team leader at EDS from May 1992 to June 1994. Before EDS, Mr. Turk served as an accountant with Wortzman Company from June 1991 to April 1992. Mr. Turk holds J.D. and M.B.A. degrees from DePaul University and a B.S. in business administration from John Carroll University.

Key Employees

We have many other key employees. A partial listing follows:

  Executive Vice President
  Nick Heyes

  Senior Vice President
  Philip Clement
  Frank Suljic

  Vice President
  Art Ash                           Richard Ingleton           Carlos Navarro
  Adrian Ball                       Terry Kiely                Roger Neale
  Robert Beach                      Andrew LaCivita            Michael
  Scott Crawford                    Tom Madison                Passilla
  Daniel Gathof                     Ron Meyer                  Simon Prowse
  Kevin Gothelf                     Richard Miller             Christian
  Jeff Hiser                                                   Sprinkle
                                                               Darius Vaskelis

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "INFT." Our initial public offering of stock was February 17, 2000 at $32.00 per share. The price range reflected in the table below, is the highest and lowest closing sale price for our stock as reported by the Nasdaq National Market during each quarter the stock had been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program has no expiration and will be used to make periodic purchases at Inforte's discretion to offset the dilutive impact from Inforte's stock option and employee stock purchase programs. As of March 5, 2001, there were approximately 4,766 stockholders, including stockholders of record and holders in street name, and the price per share of our common stock was $8.81.

                                              Three Months Ended
                            -------------------------------------------------------
                            Mar. 31, 2000 Jun. 30, 2000 Sep. 30, 2000 Dec. 31, 2000
                            ------------- ------------- ------------- -------------
   Price range per share:
     Low...................    $48.00        $22.25        $31.06        $10.81
     High..................    $80.44        $51.38        $56.13        $36.75

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations data for the years ended 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000 are derived from our audited financial statements, which are included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from our audited financial statements, which are not included in this Form 10-K.

                                                Year ended December 31,
                                         ---------------------------------------
                                          1996    1997    1998    1999    2000
                                         ------  ------  ------- ------- -------
                                         (in thousands, except per share data)
Statement of Operations Data:
Revenues...............................  $1,999  $5,056  $13,447 $30,088 $63,839
Operating expenses:
  Project personnel and related
   expenses............................   1,324   2,722    6,830  12,846  28,182
  Sales and marketing..................     174     829    1,467   4,949   8,584
  Recruiting, retention, and training..      51     694    1,165   2,987   6,360
  Management and administrative........     153     951    2,692   5,617  12,831
                                         ------  ------  ------- ------- -------
Total operating expenses...............   1,702   5,196   12,154  26,399  55,957
                                         ------  ------  ------- ------- -------
Operating income (loss)................     297    (140)   1,293   3,689   7,882
Interest income (expense), net and
 other.................................      (4)    (22)      23     147   3,387
                                         ------  ------  ------- ------- -------
Income (loss) before income taxes......     293    (162)   1,316   3,836  11,269
Income tax expense.....................     --      --       --    1,287   4,395
                                         ------  ------  ------- ------- -------
Net income (loss)......................  $  293  $ (162) $ 1,316 $ 2,549 $ 6,874
                                         ======  ======  ======= ======= =======
Earnings per share
  Basic................................                                  $  0.57
                                                                         =======
  Diluted..............................                                  $  0.51
                                                                         =======
Weighted-average common shares
 outstanding:
  Basic................................                                   12,051
                                                                         =======
  Diluted..............................                                   13,501
                                                                         =======
Pro forma information (unaudited):
Income (loss) before pro forma income
 taxes.................................  $  293  $ (162) $ 1,316 $ 3,836
Pro forma income tax expense (benefit)
 (1)...................................     119     (51)     539   1,542
                                         ------  ------  ------- -------
Pro forma net income (loss)............  $  174  $ (111) $   777 $ 2,294
                                         ======  ======  ======= =======
Pro forma earnings per share
 (unaudited):
  Basic................................  $ 0.03  $(0.02) $  0.14 $  0.27
                                         ======  ======  ======= =======
  Diluted..............................  $ 0.02  $(0.02) $  0.08 $  0.21
                                         ======  ======  ======= =======
Weighted-average common shares
 outstanding:
  Basic................................   6,096   5,264    5,517   8,636
                                         ======  ======  ======= =======
  Diluted..............................   9,108   5,264   10,143  10,786
                                         ======  ======  ======= =======
Balance Sheet Data (at period end):
Cash and short-term and long-term
 marketable securities.................  $   11  $   66  $ 2,698 $ 3,792 $82,997
Working capital........................     356     155    1,006     793  65,318
Total assets...........................     529   1,168    5,581  12,957  99,903
Long-term debt, net of current portion.      62      24      --      --      --
Stockholders' equity...................     363     250    1,661   2,301  83,044

(1) During the three years ended December 31, 1998, Inforte operated as a sub-chapter S corporation under the Internal Revenue Code and in some of the states in which we did business. As a result, any taxable earnings or loss flowed through to Inforte stockholders. The pro forma net income (loss) data assumes that Inforte was subject to income tax had we always operated as a C corporation. In 1999, Inforte was a C corporation; however, the conversion from a sub-chapter S corporation to a C corporation resulted in a tax benefit for accounting purposes due to the recording of deferred tax benefits, increasing earnings per share. The pro forma earnings per share for the year ended December 31, 1999 reflects the earnings per share Inforte would have reported without the one-time conversion to a C corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with "Selected Financial Data" and our financial statements, together with the notes to those statements, included elsewhere in this Form 10-K. The following discussions contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, particularly those identified in "Risk Factors."

                                   OVERVIEW

Strategic technology consultancy Inforte Corp. helps create long-term return on investment and sustainable advantages for clients by capitalizing on the convergence of business strategy and technology across the value chain. We deliver strategic technology consulting, comprehensive demand chain management solutions, plus solutions that optimize supply chain integration. Our client advocacy approach and rigorous delivery methodologies have garnered the trust of Global 2000 clients, produced industry-leading project-efficiency metrics and helped Inforte earn references from 100 percent of its clients. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta, Dallas, London, Los Angeles, New York and San Francisco.

Inforte works with clients to determine how they can best design and implement advanced solutions to effectively capitalize on the latest information technology. The majority of revenue is from professional services performed on a fixed-price basis; however, we also perform services on a time-and-materials basis. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days, which we perform on a fixed-price basis. This work enables us to determine with our clients the scope of successive phases for design and implementation, which in total generally last three to nine months, and to decide whether we will perform these additional phases for a fixed price or on a time-and-materials basis. Whether we use fixed pricing or time-and-material pricing depends upon our assessment of the project's risk, and how precisely our clients are able to define the scope of activities they wish us to perform. Fixed prices are based on estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline and the technical complexity of the solution.

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

Our revenues and earnings may fluctuate from quarter to quarter based on factors within and outside of our control. These include:

  . the variability in market demand for strategic technology professional services;

  . the seasonal spending by our clients has typically caused sequential revenue growth in the first half of each calendar year to be higher than sequential revenue growth in the second half of the calendar year. In 2001 we expect the impact from general economic factors to have a much greater impact on quarterly revenue than the typical seasonal factors;

  . the degree of competitive pricing;

  . the length of the sales cycle associated with our service offerings;

  . the number, size, and scope of our projects;

  . the efficiency with which we deliver projects and use our people;

  . the compensation that we pay our people; and

  . our ability to keep discretionary expenses within budget.

If revenues do not increase at a rate at least equal to increases in expenses, our results of operations could be materially and adversely affected.

Results of Operations

The following table sets forth the percentage of revenues of certain items included in Inforte's statement of operations:

                                                               Year ended
                                                              December 31,
                                                            -------------------
                                                            1998   1999   2000
                                                            -----  -----  -----
Revenues................................................... 100.0% 100.0% 100.0%
Operating expenses:
  Project personnel and related expenses...................  50.8   42.7   44.1
  Sales and marketing......................................  10.9   16.4   13.4
  Recruiting, retention and training.......................   8.7    9.9   10.0
  Management and administrative............................  20.0   18.7   20.1
                                                            -----  -----  -----
Total operating expenses...................................  90.4   87.7   87.7
                                                            -----  -----  -----
Operating income...........................................   9.6   12.3   12.3
Interest income, net and other.............................   0.2    0.5    5.3
                                                            -----  -----  -----
Income before income taxes.................................   9.8   12.7   17.7
                                                            -----  -----  -----
Income tax expense.........................................                 6.9
                                                                          -----
Net income.................................................                10.8%
                                                                          =====
Pro forma information:
Income before pro forma income taxes.......................   9.8   12.7
Pro forma income tax expense (unaudited)...................   4.0    5.1
                                                            -----  -----
Pro forma net income (unaudited)...........................   5.8%   7.6%
                                                            =====  =====

Years ended December 31, 1999 and 2000

Revenues. Revenues increased $33.8 million or 112% to $63.8 million for the year ended December 31, 2000 from $30.1 million for the year ended December 31, 1999. This growth reflected increases in the number of client engagements and in average revenue per client. For the year ended December 31, 2000, we had 43 significant clients with each of these clients contributing $1.3 million to revenue on average. We had 29 significant clients during the year ended December 31, 1999, each contributing $0.9 million to revenue on average. We did not have a client accounting for more than 10% of our revenues in either 1999 or 2000. On a quarterly basis, revenue followed typical seasonal patterns with higher sequential growth during the first half of 2000.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and fringe benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased $15.3 million or 119% to $28.2 million for the year ended December 31, 2000, from $12.8 million for year ended December 31, 1999. The increase was due to the hiring of additional consulting professionals. We employed 340 and 196 consultants on December 31, 2000 and 1999, respectively.

Project personnel and related expenses represented 44.1% of revenues for the year ended December 31, 2000, compared to 42.7% for the year ended December 31, 1999. The increase as a percentage of revenues was due to lower utilization which caused revenue per consultant to grow at a slower rate than the rate of employee compensation. Revenue per consultant increased to $214,000 for the year ended December 31, 2000 from $210,000 in 1999. In the first half of 2000 we actively managed utilization levels downward so that our consultants could maintain a more balanced life style and could invest more time in training and skill development. Later in the year, utilization declined as a weakening economy reduced demand for our services. We expect this factor to continue into 2001, likely causing project personnel and related expenses to increase as a percentage of revenue in 2001.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development, practice development and client development groups and costs to execute marketing programs. Sales and marketing expenses increased $3.6 million or 73% to $8.6 million for the year ended December 31, 2000 from $4.9 million in 1999. The spending increase was due to the growth in our practice development and client development sales forces and increased marketing activities to develop the Inforte brand. Sales and marketing expenses as a percentage of revenues decreased to 13.4% for the year ended December 31, 2000 from 16.4% in the same period in 1999. During 1999 we grew sales and marketing expenses at a faster rate than the rate of revenue growth in 1999. Having made these investments in 1999, we grew sales and marketing expenses at a slower rate than the rate of revenue growth in 2000. In the fourth quarter of 2000 we grew our salesforce 27% compared to the third quarter of 2000. This year-end investment in sales personnel may cause sales and marketing to increase as a percent of revenue in 2001.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. These expenses increased by $3.4 million or 113% to $6.4 million for the year ended December 31, 2000 from $3.0 million in the year of 1999. Of the dollar spending increase, approximately one-half was due to increased training expenses, such as software certification courses, programming classes and skill development training courses. The remaining spending was related to the recruiting and retention of employees. The number of employees grew from 257 as of December 31, 1999 to 442 as of December 31, 2000, an increase of 185. As a percentage of revenues, recruiting, retention and training remained steady at 10.0% and 9.9% for the years ended December 31, 2000 and 1999, respectively. We anticipate a slower rate of hiring in 2001. As a result, we presently expect recruiting, retention and training costs to decline as a percentage of revenue in 2001.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit and legal costs, and depreciation and amortization of capitalized computers, purchased software, and property. These expenses increased $7.2 million or 128% to $12.8 million for the year ended December 31, 2000 from $5.6 million for the same period in 1999. The increase occurred in all areas cited above due to the ongoing growth of our business. For the year ended December 31, 2000, management and administrative expenses increased as a percent of revenue to 20.1% from 18.7% in the prior year period, as facilities and technology spending grew more rapidly than the rate of revenue growth, and due to investor relations spending required in 2000 once Inforte became a public company.

Interest income, net and other. Interest income, net and other consist primarily of interest income, interest expense and other non-operating expenses. During the year ended December 31, 2000, interest income, net and other was $3.4 million, an increase of $3.2 million over interest income, net and other of $0.1 million for the year ended December 31, 1999. The increase resulted from higher average cash balances in 2000 as compared to 1999 primarily due to our initial public offering, and also due to our positive cash generation throughout the year.

During 2000, interest income represented about one-third of Inforte's pre-tax income. As a result, fluctuations in interest rates can have a significant impact on our interest income, our tax rate and our earnings per share. We estimate that the impact on interest income from a 1 percentage point change in interest rates could change our annual earnings per share by approximately $0.04 per diluted share. Our estimate is calculated using December 31, 2000 investment balances and diluted shares outstanding.

Income tax expense. Income tax expense for the year ended December 31, 2000 was 39.0% of pre-tax income in 2000 versus pro forma income tax expense of 40.2% of pre-tax income in 1999. Income tax expense for the year ended December 31, 2000 was $4.4 million, an increase of $2.9 million or 185%, as compared to pro forma income tax expense of $1.5 million in 1999. The increase in income tax expense was primarily due to higher taxable income in 2000. Pre-tax income for the year ended December 31, 2000 was $11.3 million, as compared to $3.8 million in 1999. The decline in tax rate from a pro forma tax rate of 40.2% in 1999 to a tax rate of 39.0% in 2000 was primarily due to a lower average tax rate on interest income resulting from some investments in tax-advantaged securities.

Years ended December 31, 1998 and 1999

Revenues. Revenues increased $16.6 million or 124% to $30.1 million for the year ended December 31, 1999 from $13.4 million in 1998. This increase reflected the increasing size of our client engagements. For the year ended December 31, 1999, on an annualized basis, we had 29 clients accounting for 90% of our revenue, with each of these clients contributing $933,000 to revenue on average. This average revenue per client grew from $412,000 in 1998. The number of clients generating 90% of our revenue was also 29 in 1998. We did not have a client accounting for more than 10% of our revenue in either 1999 or 1998.

Project personnel and related expenses. Project personnel and related expenses increased $6.0 million or 88% to $12.8 million for the year ended December 31, 1999 from $6.8 million in 1998. The increase was due to the hiring of additional consulting professionals. We employed 196 consultants on December 31, 1999, up from 93 one year earlier. Project personnel and related expenses represented 42.7% of revenues for the year ended December 31, 1999, compared to 50.8% in 1998. The decrease as a percentage of revenues was due to rising revenue per consultant which increased to $210,000 for the year ended December 31, 1999 from $178,000 in 1998.

Sales and marketing. Sales and marketing expenses increased $3.5 million 237% to $4.9 million for the year ended December 31, 1999 from $1.5 million in 1998. Of the dollar spending increase, approximately 70% was due to increased sales spending related to the growth in our salesforce, with the remainder due to increased marketing spending, including activities to reinforce the Inforte brand. Consequently, sales and marketing expenses as a percentage of revenues increased to 16.4% for the year ended December 31, 1999 from 10.9% in 1998.

Recruiting, retention and training. Recruiting, retention and training expenses increased by $1.8 million or 156% to $3.0 million for the year ended December 31, 1999 from $1.2 million in 1998. Of the dollar spending increase, approximately 50% was due to increased recruiting spending related to the ongoing increase in our number of employees, with the remainder due to increased spending on human resources programs and training activities. Recruiting, retention and training expenses as a percentage of revenues increased to 9.9% for the year ended December 31, 1999 from 8.7% in 1998. This increase occurred due to an increased rate of recruiting spending in 1999, relative to the prior year. The number of employees grew from 122 as of December 31, 1998 to 257 as of December 31, 1999, an increase of 135.

Management and administrative. Management and administrative expenses increased $2.9 million or 109% to $5.6 million for the year ended December 31, 1999 from $2.7 million in 1998. This increase occurred in all areas cited above due to the ongoing growth of our business. Management and administrative expenses as a percentage of revenues declined to 18.7% for the year ended December 31, 1999 from 20.0% in 1998, as we leveraged fixed costs over a greater revenue base.

Interest income, net and other. During the year ended December 31, 1999, interest income, net and other was $147,000, an increase of $124,000, over interest income, net and other of $23,000 for the year ended December 31, 1998. The increase resulted from higher average cash balances in 1999 as compared to 1998 primarily due to our positive cash flows from operations.

Income tax expense. Pro forma income tax expense for the year ended December 31, 1999 was 40.2% of pre-tax income versus pro-forma income tax expense of 40.9% of pre-tax income in 1998.

Liquidity and Capital Resources

Cash and cash equivalents increased from $3.8 million as of December 31, 1999 to $42.4 million at December 31, 2000. Short-term marketable securities increased from zero as of December 31, 1999 to $26.2 million as of December 31, 2000. Long-term marketable securities increased from zero as of December 31, 1999 to $14.4 million as of December 31, 2000. Short-term and long-term marketable securities are entirely conservative available-for-sale securities consisting of commercial paper, municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents, short-term and long-term marketable securities increased from $3.8 million to $83.0 million during the year ended December 31, 2000, a rise of $79.2 million. This increase is from the net proceeds of $66.9 million from the issuance of 2,300,000 shares of common stock in our initial public offering on February 17, 2000, cash provided by operating activities of $10.5 million, and cash received from employees participating in the stock purchase and stock option plans of $4.4 million during the year ended December 31, 2000, offset by capital expenditures of $2.7 million.

Capital expenditures for years ended December 31, 2000, 1999 and 1998 were $2.7 million and $1.4 million and $0.7 million respectively. These expenditures were primarily for computer equipment and software, leasehold improvements, and office furniture. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

As of December 31, 2000 our accounts receivable (less deferred revenue) equaled 3 days of sales outstanding. However, since December 31, 1997, quarter-ending days of sales outstanding have been as high as 41 days. We believe our current days of sales outstanding is unsustainably low, and we expect it will rise going forward. We do not, however, expect it to rise above normal industry levels of current days of sales outstanding and believe that we will have adequate cash flow to manage our working capital needs in the ordinary course of business.

Net cash provided by operating activities for the year ended December 31, 2000 totaled $10.5 million. Net cash provided by operating activities in the year ended December 31, 2000 was primarily attributed to net income of $6.9 million, and to a lesser extent the increases in accrued expenses and other of $3.6 million and deferred revenue of $3.7 million. These cash flows provided by operating activities were partially offset by the increases in accounts receivable of $2.9 million and prepaid expense and other current assets of $1.2 million. Net cash provided by operating activities for the year ended December 31, 1999 totaled $4.3 million. Net cash provided by operating activities in the year ended December 31, 1999 was primarily attributed to net income of $2.5 million, and increases in accrued expenses and other of $2.6 million and deferred revenue of $3.0 million. These cash flows provided by operating activities were partially offset by the increase in account receivable of $4.3 million.

Net cash used in investing activities for the year ended December 31, 2000 totaled $43.2 million, used primarily to purchase of short-term and long-term investments of $40.5 million and to a lesser extent to purchase computers, purchased software, and property of $2.7 million. Net cash used in investing activities for 1999 was $1.2 million, used primarily to purchase computers, purchased software and property of $1.4 million.

Net cash provided by financing activities for the year ended December 31, 2000 totaled $71.3 million, consisting of the proceeds from our initial public offering of $66.9 million and proceeds from stock issued under stock option and purchase plans of $4.4 million. Net cash used in financing activities for the year ended December 31, 1999 totaled $2.0 million, consisting primarily of distributions to sub-chapter S corporation stockholders of $2.1 million to enable them to pay income taxes.

Inforte believes that its current cash, cash equivalents and short-term investments will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future. Net working capital as of December 31, 2000 and 1999 was $65.3 million and $0.8 million, respectively.

Recent Developments

In January 2001 the Inforte board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program has no expiration date and will be used to make periodic purchases at Inforte's discretion to offset the dilutive impact from Inforte's stock option and employee stock purchase programs.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 had no effect on the accompanying financial statements when adopted by Inforte on January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B that further delayed the implementation date. Inforte adopted SAB 101 in 2000. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of Inforte.

In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarified the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Inforte has adopted FIN 44 and the application of FIN 44 did not have a material impact on its results of operations or financial position.

In July, 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon exercise of a Nonqualified Employee Stock Option". Issue No. 00-15 addresses how a company should classify and disclose the reduction of income tax paid as a result of the deduction triggered by employee exercise of stock options (the income tax benefit realized) if the income tax benefit realized is credited to equity and does not reduce the income tax expense. We adopted issue No. 00-15 beginning January 1, 2000 and have classified the reduction of income tax paid from non-qualified disposition of employee stock options as part of operating cash flows in our Statement of Cash Flows for the period ending December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Near the end of 2000, we expanded our operations into Europe. We do not expect to generate revenue from our European operations until 2001. Going forward, we expect the percent of revenue generated outside of the United States to grow gradually. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Interest Rate Risk

As of December 31, 2000 Inforte's total short-term and long-term marketable securities equaled $83.0 million. During 2000, interest income represented about one-third of Inforte's pre-tax income. As a result, fluctuations in interest rates can have a significant impact on our interest income and our earnings per share. We estimate that the impact on interest income from a 1 percentage point change in interest rates could change our annual earnings per share by approximately $0.04 per diluted share. Our estimate is calculated using December 31, 2000 investment balances and diluted weighted average shares outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements, and the related notes thereto, of Inforte and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                            Page
                                                                            ----
Report of Independent Auditors.............................................  24
Balance Sheets.............................................................  25
Statements of Operations ..................................................  26
Statements of Stockholders' Equity.........................................  27
Statements of Cash Flows...................................................  28
Notes to the Financial Statements..........................................  29

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Inforte Corp.

We have audited the accompanying balance sheets of Inforte Corp. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inforte Corp. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
January 25, 2001

                                 INFORTE CORP.

                                 BALANCE SHEETS

                                                             December 31,
                                                        -----------------------
                                                           1999        2000
                                                        ----------- -----------
Assets
Current assets:
  Cash and cash equivalents............................ $ 3,792,027 $42,391,880
  Short-term marketable securities.....................         --   26,220,945
  Accounts receivable, less allowance for doubtful
   accounts of $600,000 in 1999 and $1,150,000 in 2000.   6,324,250   9,235,795
  Prepaid expenses and other current assets............     681,563   1,905,936
  Income taxes recoverable.............................         --    1,545,769
  Deferred income taxes................................     652,293     876,581
                                                        ----------- -----------
    Total current assets...............................  11,450,133  82,176,906
Computers, purchased software and property, net........   1,487,503   2,977,167
Long-term marketable securities........................         --   14,383,998
Deferred income taxes..................................      19,766     364,905
                                                        ----------- -----------
    Total assets....................................... $12,957,402 $99,902,976
                                                        =========== ===========
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable..................................... $ 1,352,472 $   582,591
  Income taxes payable.................................     311,512         --
  Accrued expenses.....................................   4,122,175   7,702,466
  Deferred revenue.....................................   4,870,579   8,574,055
                                                        ----------- -----------
    Total current liabilities..........................  10,656,738  16,859,112
Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
   authorized, none issued and outstanding at December
   31, 2000............................................         --          --
  Common stock, $0.001 par value in 2000; authorized--
   50,000,000 shares; issued and outstanding--9,721,154
   at December 31, 1999, and 12,702,926 at December 31,
   2000................................................       9,721      12,703
  Additional paid-in capital...........................     411,886  74,192,205
  Retained earnings....................................   1,879,057   8,753,017
  Accumulated other comprehensive income...............         --       85,939
                                                        ----------- -----------
    Total stockholders' equity.........................   2,300,664  83,043,864
                                                        ----------- -----------
    Total liabilities and stockholders' equity......... $12,957,402 $99,902,976
                                                        =========== ===========

   The accompanying notes are an integral part of these financial statements.

                                 INFORTE CORP.

                            STATEMENTS OF OPERATIONS

                                                 Year ended December 31,
                                           -----------------------------------
                                              1998        1999        2000
                                           ----------- ----------- -----------
Revenues.................................. $13,447,034 $30,088,477 $63,838,960
Operating expenses:
  Project personnel and related expenses..   6,830,187  12,845,711  28,182,001
  Sales and marketing.....................   1,467,334   4,949,494   8,583,729
  Recruiting, retention and training......   1,164,771   2,986,896   6,360,341
  Management and administrative...........   2,691,545   5,617,572  12,830,506
                                           ----------- ----------- -----------
    Total operating expenses..............  12,153,837  26,399,673  55,956,577
                                           ----------- ----------- -----------
Operating income..........................   1,293,197   3,688,804   7,882,383
Interest income, net and other............      22,604     147,187   3,386,406
                                           ----------- ----------- -----------
Income before income taxes................   1,315,801   3,835,991  11,268,789
Income tax expense........................         --    1,286,661   4,394,829
                                           ----------- ----------- -----------
Net income................................ $ 1,315,801 $ 2,549,330 $ 6,873,960
                                           =========== =========== ===========
Earnings per share:
  Basic...................................                         $      0.57
                                                                   ===========
  Diluted.................................                         $      0.51
                                                                   ===========
Pro forma net income data (unaudited):
  Pro forma income tax expense............ $   538,730 $ 1,542,479
                                           ----------- -----------
  Pro forma net income.................... $   777,071 $ 2,293,512
                                           =========== ===========
  Pro forma earnings per share:
    Basic................................. $      0.14 $      0.27
                                           =========== ===========
    Diluted............................... $      0.08 $      0.21
                                           =========== ===========
Weighted Average common shares
 outstanding:
  Basic...................................   5,517,329   8,635,537  12,050,560
                                           =========== =========== ===========
  Diluted.................................  10,142,768  10,786,978  13,501,447
                                           =========== =========== ===========


   The accompanying notes are an integral part of these financial statements.

                                 INFORTE CORP.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                              Common Stock                                             Accumulated
                          --------------------   Additional                               Other         Total
                          Number Of                Paid-In      Notes     Retained    Comprehensive Stockholders'
                            Shares    Amount       Capital    Receivable  Earnings       Income        Equity
                          ---------- ---------  ------------- ---------- -----------  ------------- -------------
Balance January 1, 1998.   5,500,000 $ 118,500  $         --   $    --   $   131,363     $   --      $   249,863
 Exercise of stock
  options...............   2,860,000   116,000            --        --           --          --          116,000
 Issuance of common
  stock.................      15,000    13,050            --        --           --          --           13,050
 Note receivable from
  stockholder...........         --        --             --    (33,306)         --          --          (33,306)
 Net income and
  comprehensive income..         --        --             --        --     1,315,801         --        1,315,801
                          ---------- ---------  -------------  --------  -----------     -------     -----------
Balance at December 31,
 1998...................   8,375,000   247,550            --    (33,306)   1,447,164         --        1,661,408
 Exercise of stock
  options...............   1,346,154   174,057            --        --           --          --          174,057
 Subchapter S
  distributions.........         --        --             --        --    (2,117,437)        --       (2,117,437)
 Proceeds from note
  receivable............         --        --             --     33,306          --          --           33,306
 Reclassification of
  amount due to change
  from no par value
  stock to $0.001 par
  value share...........         --   (411,886)       411,886       --           --          --              --
 Net income and
  comprehensive income..         --        --             --        --     2,549,330         --        2,549,330
                          ---------- ---------  -------------  --------  -----------     -------     -----------
Balance at December 31,
 1999...................   9,721,154     9,721        411,886       --     1,879,057         --        2,300,664
 Stock option and
  purchase plans........     681,772       682      4,448,654       --           --          --        4,449,336
 Proceeds from public
  offering..............   2,300,000     2,300     66,857,951       --           --          --       66,860,251
 Compensation recognized
  related to stock
  options...............         --        --          50,000       --           --          --           50,000
 Tax benefit of
  disqualifying
  dispositions of stock
  options...............         --        --       2,423,714       --           --          --        2,423,714
 Currency translation
  adjustments...........         --        --             --        --           --        9,088           9,088
 Unrealized gain on
  available-for-sale
  securities............         --        --             --        --           --       76,851          76,851
 Net income.............         --        --             --        --     6,873,960         --        6,873,960
                                                                                                     -----------
 Comprehensive income...         --        --             --        --           --          --        6,959,899
                          ---------- ---------  -------------  --------  -----------     -------     -----------
Balance at December 31,
 2000...................  12,702,926 $  12,703  $  74,192,205  $    --   $ 8,753,017     $85,939     $83,043,864
                          ========== =========  =============  ========  ===========     =======     ===========

   The accompanying notes are an integral part of these financial statements.

                                 INFORTE CORP.

                            STATEMENTS OF CASH FLOWS

                                              Year ended December 31,
                                        --------------------------------------
                                           1998         1999          2000
                                        -----------  -----------  ------------
Cash flows from operating activities
Net income............................  $ 1,315,801  $ 2,549,330  $  6,873,960
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Depreciation and amortization.........      204,199      555,368     1,225,187
Non-cash compensation.................          --           --         50,000
Deferred income taxes.................          --      (672,059)     (569,427)
  Changes in operating assets and
   liabilities:
    Accounts receivable...............   (1,067,234)  (4,299,992)   (2,911,545)
    Prepaid expenses and other current
     assets...........................      (71,546)    (583,923)   (1,224,373)
    Accounts payable..................      312,973      875,488      (769,881)
    Income taxes .....................          --       311,512       566,433
    Accrued expenses and other........    1,211,581    2,622,451     3,580,291
    Deferred revenue..................    1,792,228    2,951,151     3,703,476
                                        -----------  -----------  ------------
Net cash provided by operating
 activities...........................    3,698,002    4,309,326    10,524,121
                                        -----------  -----------  ------------
Cash flows from investing activities
Note receivable--Stockholder..........          --       139,496           --
Purchases of marketable securities....          --           --    (40,549,732)
Purchases of property and equipment...     (740,967)  (1,387,690)   (2,693,211)
                                        -----------  -----------  ------------
Net cash used in investing activities.     (740,967)  (1,248,194)  (43,242,943)
                                        -----------  -----------  ------------
Cash flows from financing activities
Net repayments of line of credit......     (300,000)         --            --
Principal payments on note payable--
 Former stockholder...................      (37,994)     (23,835)          --
Proceeds from issuance of common
 stock................................       13,050          --     66,860,251
Stock option and purchase plans ......          --       174,057     4,449,336
Sub-chapter S distributions...........          --    (2,117,437)          --
                                        -----------  -----------  ------------
Net cash provided (used in) by
 financing activities.................     (324,944)  (1,967,215)   71,309,587
                                        -----------  -----------  ------------
Effect of change in exchange rates on
 cash.................................          --           --          9,088
                                        -----------  -----------  ------------
Net increase in cash and cash
 equivalents..........................    2,632,091    1,093,917    38,599,853
Cash and cash equivalents, beginning
 of year..............................       66,019    2,698,110     3,792,027
                                        -----------  -----------  ------------
Cash and cash equivalents, end of
 year.................................  $ 2,698,110  $ 3,792,027  $ 42,391,880
                                        ===========  ===========  ============
Noncash activities:
    Note receivable--Stockholder......  $  (116,000) $       --   $        --


   The accompanying notes are an integral part of these financial statements.

                                 INFORTE CORP.

                       NOTES TO THE FINANCIAL STATEMENTS

1. Nature of Business

Inforte Corp. (Inforte) is a strategic technology consultancy that helps create long-term return on investment and sustainable advantages for clients by capitalizing on the convergence of business strategy and technology across the value chain. Inforte delivers strategic technology consulting, comprehensive demand chain management solutions, plus solutions that optimize supply chain integration.

2. Reincorporation

In 2000, Inforte's Board of Directors authorized, and stockholders approved, the reincorporation of Inforte in the State of Delaware. Following the reincorporation, Inforte is authorized to issue 50,000,000 shares of $0.001 par value Common Stock.

3. Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S. banks, high-grade commercial paper and other high quality, short-term obligations of U.S. companies. At December 31, 2000, Inforte classified its cash equivalent investments, totaling approximately $39.7 million, as available-for-sale. These investments are stated at amortized costs, which approximates fair value.

Financial Instruments

Short-term and long-term marketable securities are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material for any period presented. At December 31, 2000, unrealized gains and associated income taxes relating to these available-for-sale securities were $125,987 and $49,136, respectively, and were accounted for in other comprehensive income.

Computers, Purchased Software, and Property

Computers, purchased software, and property are stated at cost. Inforte provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows:

      Asset Classification                           Estimated Useful Life
      --------------------                           ---------------------
      Office furniture.........................            3-5 years
      Computers and equipment..................            2-3 years
      Purchased software.......................            2-3 years
      Leasehold improvements................... Estimated useful life or life of lease (whichever is shorter)

Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations.

                                 INFORTE CORP.

Revenue Recognition

Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting based on the ratio of costs incurred to total estimated costs. The cumulative impact of any revision in estimates of the percent complete is reflected in the period in which the changes become known. Revenues pursuant to time-and-material contracts are generally recognized as services are performed. Amounts billed prior to rendering services are classified as deferred revenue. Revenues exclude reimbursable expenses chargeable to the client.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," (SFAS 123), Inforte uses the intrinsic value menthod to account for stock options as set forth in Accounting Principals Board No. 25, "Accounting for Stock Issued to Employees", (APB 25). Accordingly, no compensation cost has been recognized under SFAS No. 123 for Inforte's stock option plans, except as indicated in
Note 9. The compensation expense appearing in the financial statements relates to stock options that were granted to a member of the Board of Directors.

Income taxes

Deferred income taxes are provided in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" on all differences between the tax bases of assets and liabilities and their reported amounts in the financial statements based upon enacted statutory tax rates in effect at the balance sheet date.

Earnings Per Share

Under SFAS No. 128, "Earnings per Share," Inforte presents both basic net income per share and diluted net income per share. Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share reflects the per share effect of dilutive stock options.

Comprehensive Income

During 1998, Inforte adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in the body of the financial statements. Comprehensive income includes net income as currently reported under generally accepted accounting principles and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses and unrealized gains and losses on marketable securities as a component of comprehensive income.

Foreign Currency Translation

The functional currency of Inforte's foreign operations is the local currency. Accordingly, all assets and liabilities are translated into United States dollars using period-end exchange rates and all revenues and expenses are translated using weighted average rates during the period. Translation gains and losses are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the statements of operations and were not significant during the periods presented.

                                 INFORTE CORP.

Concentration of Credit Risk

Inforte's financial instruments consist of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable and accounts payable. At December 31, 1999 and 2000, the fair value of these instruments approximated their financial statement carrying amounts.

Inforte performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Inforte maintains an allowance for potential credit losses, and such losses have been within management's expectations.

For the year ended December 31, 1998 no customer accounted for more than 10% of revenue and no customer accounted for more than 10% of accounts receivable at December 31, 1998. For the year ended December 31, 1999, two customers accounted for 5% and 4%, respectively, of revenue and 19% and 11%, respectively, of accounts receivable at December 31, 1999. For the year ended December 31, 2000, one customer accounted for 1% of revenue and 11% of accounts receivable at December 31, 2000.

Use of Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications were made to the 1998 financial statements to conform with the 1999 and 2000 presentation.

4. Financial Instruments

The portfolio of short-term and long-term marketable securities (including cash and cash equivalents) consisted of the following:

                                              Year ended December 31, 2000
                                        ----------------------------------------
                                         Amortized  Gross Unrealized Fair Market
                                           Cost          Gains          Value
                                        ----------- ---------------- -----------
      Cash............................. $ 2,741,023     $    --      $ 2,741,023
      Commercial paper.................  11,862,824          --       11,862,824
      Municipal notes/bonds............  29,689,043      103,870      29,792,913
      Corporate bonds..................   3,389,913       22,117       3,412,030
      Corporate auction preferreds.....  35,100,084          --       35,100,084
      Certificate of deposit...........      87,949          --           87,949
                                        -----------     --------     -----------
                                        $82,870,836     $125,987     $82,996,823
                                        ===========     ========     ===========

Inforte considers all marketable securities with maturities of one year or less as of December 31, 2000 to be short term. Long-term marketable securities consist of marketable securities with remaining maturities of greater than twelve months.

                                 INFORTE CORP.

Contractual maturities of investments in debt securities (excluding commercial paper) at December 31, 2000:

                                                                    Fair Market
                                                     Amortized Cost    Value
                                                     -------------- -----------
      Less than one year............................  $18,799,189   $18,818,760
      Due in 1-2 years..............................   14,279,767    14,386,183
                                                      -----------   -----------
      Investment in debt securities.................  $33,078,956   $33,204,943
                                                      ===========   ===========

5. Computers, Purchased Software, and Property

Computers, purchased software and property at December 31 consist of the following:

                                                              1999       2000
                                                           ---------- ----------
      Office furniture.................................... $   60,652 $  313,677
      Computers and equipment.............................  1,384,679  2,582,633
      Leasehold improvements..............................    417,633    788,382
      Purchased software..................................    302,058    850,978
                                                           ---------- ----------
                                                            2,165,022  4,535,670
      Less: Accumulated depreciation and amortization.....    677,519  1,558,503
                                                           ---------- ----------
                                                           $1,487,503 $2,977,167
                                                           ========== ==========

6. Note Payable to Former Stockholder

The note payable to the former stockholder had an interest rate of 9.25% and was repaid in 1999. Interest paid on the note was $9,476 in 1998 and $741 in 1999.

7. Income Taxes and Distribution to Shareholders

Prior to 1999, the stockholders of Inforte elected, under Subchapter S of the Internal Revenue Code, to include Inforte's income or loss in their personal federal and state income tax returns. Accordingly, Inforte was generally not subject to federal or state income taxes in these years. Inforte continued to be subject to state income taxes either by statute or election in certain states. There were no federal taxes paid in 1998 and $1,306,000 and $3,470,215 was paid in 1999 and 2000, respectively. State income taxes paid were $1,800 in 1998 and $258,923 and $974,066 in 1999 and 2000, respectively. The stockholders of Inforte terminated their S corporation election as of January 1, 1999. During 1999 Inforte distributed $2,117,437 to former S Corporation stockholders.

                                 INFORTE CORP.

Income tax expense for the years ended December 31, 1999 and 2000 consists of the following:

                                                            1999        2000
                                                         ----------  ----------
      Current:
        Federal......................................... $1,578,053  $4,348,692
        State...........................................    380,667     615,564
                                                         ----------  ----------
                                                          1,958,720   4,964,256
      Deferred:
        Federal.........................................   (541,448)   (498,819)
        State...........................................   (130,611)    (70,608)
                                                         ----------  ----------
                                                           (672,059)   (569,427)
                                                         ----------  ----------
                                                         $1,286,661  $4,394,829
                                                         ==========  ==========

The reconciliation of income taxes computed using the federal statutory rate of 34% and 35% for the years ended December 31, 1999 and 2000, respectively, is as follows:

                                                                    1999  2000
                                                                    ----  ----
      Federal income tax at the statutory rate..................... 34.0% 35.0%
      State income tax, net of federal tax benefit.................  4.6   5.0
      Nondeductible expenses.......................................  1.6   1.6
      Tax exempt and tax advantaged interest income................       (6.3)
      Recording of net deferred tax asset due to termination of S corporation status.......................................... (6.7)
      Other........................................................  --    3.7
                                                                    ----  ----
                                                                    33.5% 39.0%
                                                                    ----  ----

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 1999 and 2000 are as follows:

                                                              December 31,
                                                           --------------------
                                                             1999       2000
                                                           --------  ----------
      Deferred income tax assets:
        Allowance for doubtful accounts................... $234,000  $  459,425
        Book over tax depreciation........................    3,046     170,347
        Accrued bonuses and vacation pay..................  297,313     189,152
        Other.............................................  142,816     227,179
        Deferred rent.....................................   83,407     240,574
                                                           --------  ----------
      Gross deferred tax assets...........................  760,582   1,286,677
      Deferred income tax liability:
        Use of cash basis for income tax purposes.........  (88,523)    (45,191)
                                                           --------  ----------
        Deferred income tax liability.....................  (88,523)    (45,191)
                                                           --------  ----------
      Net deferred income tax asset....................... $672,059  $1,241,486
                                                           ========  ==========

                                 INFORTE CORP.

8. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                  Year ended December 31,
                                              --------------------------------
                                                 1998       1999       2000
                                              ---------- ---------- ----------
Numerator
Numerator for basic and diluted earnings per
 common share:
    Net income............................... $1,315,801 $2,549,330 $6,873,960
                                              ========== ========== ==========
    Pro forma net income (unaudited)......... $  777,071 $2,293,512
                                              ========== ==========
Denominator
Denominator for basic earnings per common
 share:
  Weighted-average shares....................  5,517,329  8,635,537 12,050,560
                                              ---------- ---------- ----------
Effect of dilutive securities:
Employee stock options.......................  4,625,439  2,151,441  1,450,887
                                              ---------- ---------- ----------
Denominator for diluted earnings per common
 share:
    Adjusted weighted-average shares......... 10,142,768 10,786,978 13,501,447
                                              ========== ========== ==========

9. Related Party Transactions

Transactions with related parties are entered into only upon approval by a majority of the independent directors of Inforte and only with terms comparable to those that would be available from unaffiliated parties.

A note receivable with recourse was executed between Inforte and one of its stockholders in December 1998 related to the exercise of stock options. There were no interest payments required while the note was outstanding, and the term was indefinite as it could be repaid at any time. The note bore interest at 7.75% which was accrued annually. This note and accrued interest were repaid in full on September 30, 1999.

At December 31, 1998, Inforte had a note receivable from a stockholder for $33,306 classified as a reduction of stockholders' equity, which was subsequently repaid through a distribution to the stockholder in April 1999. In October 2000 Inforte issued 62,500 options to a non-employee member of the Board of Directors, in exchange for advisory services. The options were issued at the fair market value of the Inforte stock on the grant date and vest over the service period which is estimated to be three years. The options expire at the end of ten years. These options were accounted for under FAS 123, and the total expense to be recorded over the service period equals $400,000, the fair value of the services provided.

10. Stockholders' Equity

Stock Option and Incentive Plans

The 1995 Incentive Stock Option Plan (the "1995 Plan") provides for the issuance of incentive stock options and nonqualified stock options to officers and other key employees of Inforte. Inforte has reserved an aggregate of 4,900,000 shares for issuance under the 1995 Plan, of which 365,000 were available for grant as of December 31, 2000. As of December 31, 2000, Inforte does not intend to issue any additional options under the 1995 Plan. The stock options may be exercised only to the extent that they have vested in accordance with provisions determined by the Board of Directors with terms not to exceed 10 years.

On December 31, 1997, the stockholders approved the 1997 Incentive Compensation Plan (the "1997 Plan"), which permits the grant of stock options and other stock awards to employees and directors of Inforte. On

                                 INFORTE CORP.

December 1, 1999, the stockholders approved the Amended and Restated Inforte Corp. 1997 Incentive Compensation Plan. Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance through this 1997 Plan, plus annual increases beginning in 2001 equal to the lessor of: (1) 1,000,000 shares, (2) 5% of the outstanding shares, or (3) a number determined by the Board of Directors. Of the shares of common stock available under this 1997 Plan, 1,236,042 were available for grant as of December 31, 2000. The 1997 Plan authorizes the grant of both incentive and nonqualified stock options, and further authorizes the grant of stock appreciation rights independently of or with respect to options granted or outstanding. Stock options generally have 10-year terms and vest in accordance with provisions determined by the Board of Directors. A restricted stock program, performance program and bonus shares program have also been established under the 1997 Plan. Awards under the restricted stock program and performance program are earned over a period of time upon the achievement of certain performance objectives. Restricted share grants may not be sold or otherwise disposed of until the restrictions lapse. Performance shares are payable in cash, common stock, or a combination thereof when earned. Bonus shares allow participants to elect to receive shares of common stock in lieu of a portion or all of cash bonuses paid by Inforte. Stock appreciation rights and restricted stock have not been granted to date.

A summary of stock option information follows:

                                          1995 Plan             1997 Plan
                                     --------------------- --------------------
                                                 Weighted-            Weighted-
                                                  Average              Average
                                       Number    Exercise   Number    Exercise
                                     of Shares     Price   of Shares    Price
                                     ----------  --------- ---------  ---------
Outstanding on January 1, 1998.....   4,875,000   $ 0.05     125,975   $  0.24
Granted............................         --       --      573,875      0.47
Exercised..........................  (2,860,000)    0.04         --        --
Canceled...........................    (215,000)    0.03     (25,950)     0.37
                                     ----------   ------   ---------   -------
Outstanding on December 31, 1998...   1,800,000     0.06     673,900      0.43
Granted............................         --       --      960,375      5.35
Exercised..........................  (1,237,500)    0.03    (108,654)     1.21
Canceled...........................    (125,000)    0.02     (34,075)     1.53
                                     ----------   ------   ---------   -------
Outstanding on December 31, 1999...     437,500     0.16   1,491,546      3.52
Granted............................         --       --    1,295,980     30.32
Exercised..........................    (200,000)    0.14    (301,367)     1.78
Canceled...........................         --       --     (132,222)    18.12
                                     ----------   ------   ---------   -------
Outstanding on December 31, 2000...     237,500   $ 0.17   2,353,937   $ 17.68
                                     ==========   ======   =========   =======
Exercisable at December 31, 2000...      31,250   $ 0.20     230,198   $ 11.37
Available for grant at December 31,
 2000..............................     365,000            1,236,042
Weighted average fair value of
 options granted during twelve
 months ended December 31, 2000....                                    $ 19.54

                                 INFORTE CORP.

                                   1995 Plan

                                   Options Outstanding      Options Exercisable
                               ---------------------------- --------------------
                                         Weighted
                                          Average
                                         Remaining Weighted             Weighted
                                           Life    Average  Exercisable Average
                               Number of    (in    Exercise Options at  Exercise
Range of Exercise Prices        Options   years)    Price    12/31/00    Price
------------------------       --------- --------- -------- ----------- --------
  $0.05-$0.24.................  237,500     6.7     $0.17     31,250     $0.20
                                =======     ===     =====     ======     =====

                                   1997 Plan

                                   Options Outstanding      Options Exercisable
                               ---------------------------- --------------------
                                         Weighted
                                          Average
                                         Remaining Weighted             Weighted
                                           Life    Average  Exercisable Average
                               Number of    (in    Exercise Options at  Exercise
Range of Exercise Prices        Options   years)    Price    12/31/00    Price
------------------------       --------- --------- -------- ----------- --------
  $0.24-$1.43.................   468,685    7.7     $ 0.74     74,633    $ 0.69
  $3.50-$7.00.................   642,822    8.8     $ 6.37    108,069    $ 6.90
  $13.75-$32.00...............   747,059    9.6     $24.33     22,272    $29.32
  $32.01-$71.81...............   495,371    9.5     $38.35     25,224    $46.33
                               ---------    ---     ------    -------    ------
    Total..................... 2,353,937    9.0     $17.68    230,198    $11.37
                               =========    ===     ======    =======    ======

As permitted by SFAS No. 123 stock option and incentive plans are accounted for in accordance with APB Opinion No. 25 and related interpretations. Generally, no compensation expense is recognized for stock options if exercise prices equal the market value of the underlying shares of stock at the measurement date. To date, Inforte has granted options with exercise prices equal to market value on the measurement date (generally, the date of grant).

In October 2000 Inforte issued 62,500 options to a member of the Board of Directors in exchange for advisory services as described in Note 9.

Had all stock options and incentive plans been accounted for at fair value in accordance with SFAS No. 123, Inforte's net income on a pro forma basis would have been:

                                                    Year ended December 31,
                                                 ------------------------------
                                                   1998      1999       2000
                                                 -------- ---------- ----------
Net income:
  As reported (pro forma for 1998 and 1999)..... $777,071 $2,293,512 $6,873,960
  Pro forma as adjusted.........................  765,221  2,190,451  3,998,036
  Pro forma as adjusted earnings per share--
   diluted...................................... $   0.08 $     0.20 $     0.30

The fair value of stock options used to compute pro forma net income and pro forma net income per share is the estimated present value at grant date using the minimum value option-pricing model in 1998 and 1999 and the Black Scholes option pricing model in 2000. The option pricing models assumptions were: dividend yield of 0%, risk-free interest rates ranging from 4.62% to 6.0%, 80% volatility and a weighted-average expected option life of four years.

                                 INFORTE CORP.

11. Lease Commitments

At December 31, 2000, Inforte was obligated for future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year, as follows:

      2001......................................................... $ 1,982,256
      2002.........................................................   2,283,679
      2003.........................................................   2,363,786
      2004.........................................................   2,493,006
      2005 and thereafter..........................................   3,158,596
                                                                    -----------
      Total minimum lease payments................................. $12,281,323
                                                                    ===========

Rent expense for operating leases was $284,017, $631,265 and $1,706,267 for the years ended December 31, 1998, 1999 and 2000, respectively.

12. Benefit Plan

Inforte sponsors a 401(k) savings plan covering all employees. Inforte has not made any matching or discretionary contributions to the plan. Administrative costs during 1998, 1999 and 2000 related to this plan are not considered material.

13. Pro Forma Income Taxes (Unaudited)

The pro forma provision (benefit) for income taxes reflects the income tax expense that would have been reported if Inforte had been a C corporation. The components of pro forma income taxes are as follows:

                                                                     Year Ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
      Pro forma income taxes:
      Current:
        Federal....................................................   $438,766
        State......................................................    105,842
                                                                      --------
          Total current............................................    544,608
      Deferred:
        Federal....................................................     (4,736)
        State......................................................     (1,142)
                                                                      --------
          Total deferred...........................................     (5,878)
                                                                      --------
          Total pro forma income taxes.............................   $538,730
                                                                      ========

The following table reconciles the expected corporate federal income tax expense (computed by multiplying Inforte's income before income taxes by 34%) to Inforte's pro forma income tax expense:

                                                                     Year Ended
                                                                    December 31,
                                                                        1998
                                                                    ------------
      Expected pro forma income tax expense........................   $447,372
      State income taxes, net of federal tax effect................     69,103
      Other permanent items........................................     22,255
                                                                      --------
                                                                      $538,730
                                                                      ========

                                 INFORTE CORP.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

The tax effects of temporary differences that give rise to significant portions of the unaudited pro forma deferred income tax assets and liability as of December 31, 1998, are presented below:

                                                                       As of
                                                                    December 31,
                                                                        1998
                                                                    ------------
      Pro forma deferred income tax assets:
        Allowance and deferrals....................................   $115,058
        Accrued bonuses and vacation pay...........................    140,739
        Other......................................................    133,239
        Depreciation...............................................         11
                                                                      --------
      Gross deferred income tax assets.............................    389,047
      Pro forma deferred income tax liability:
        Use of cash basis for income tax purposes..................   (133,229)
                                                                      --------
        Deferred income tax liability..............................   (133,229)
                                                                      --------
      Net deferred income tax asset................................   $255,818
                                                                      ========

14. Quarterly Financial Results (unaudited)

The following tables set forth certain unaudited quarterly results of operations of Inforte for 1999 and 2000. The quarterly operating results are not necessarily indicative of future results of operations.

                                 INFORTE CORP.

In 1999, Inforte was a C corporation; however, the conversion from a sub-chapter S corporation to a C corporation resulted in a tax benefit for accounting purposes due to the recording of deferred tax benefits, increasing Inforte's earnings per share. The pro forma earnings per share for the year ended December 31, 1999 reflects the earnings per share Inforte would have reported without the one-time conversion to a C corporation.

                                         Three Months Ended (unaudited)
                                   --------------------------------------------
                                    Mar. 31,    Jun. 30,   Sep. 30,   Dec. 31,
                                      1999        1999       1999       1999
                                   ----------  ---------- ---------- ----------
      Statement of Operations
       Data:
      Revenues...................  $4,857,239  $7,118,467 $8,559,159 $9,553,612
      Operating expenses:
        Project personnel and
         related expenses........   2,272,593   3,016,299  3,603,840  3,952,979
        Sales and marketing......     803,267   1,342,349  1,465,472  1,338,406
        Recruiting, retention and
         training................     433,462     599,215    936,638  1,017,581
        Management and
         administrative..........     826,931   1,269,344  1,479,291  2,042,006
                                   ----------  ---------- ---------- ----------
      Total operating expenses...   4,336,253   6,227,207  7,485,241  8,350,972
                                   ----------  ---------- ---------- ----------
      Operating income...........     520,986     891,260  1,073,918  1,202,640
      Interest income, net, and
       other.....................      28,210      23,624     43,650     51,703
                                   ----------  ---------- ---------- ----------
      Income before income
       taxes.....................     549,196     914,884  1,117,568  1,254,343
      Income tax expense
       (benefit).................     (36,499)    365,532    446,627    511,001
                                   ----------  ---------- ---------- ----------
      Net income.................  $  585,695  $  549,352 $  670,941 $  743,342
                                   ==========  ========== ========== ==========
      Pro forma information
       (unaudited):
      Income before pro forma
       income taxes..............     549,196     914,884  1,117,568  1,254,343
      Pro forma income tax
       expense...................     219,319     365,532    446,627    511,001
                                   ----------  ---------- ---------- ----------
      Pro forma net income.......  $  329,877  $  549,352 $  670,941 $  743,342
                                   ==========  ========== ========== ==========
      Pro forma earnings per
       share (unaudited):
        Diluted..................  $     0.03  $     0.05 $     0.06 $     0.07
                                   ==========  ========== ========== ==========
      Weighted-average common
       shares outstanding:
        Diluted..................  10,522,899  10,570,637 10,831,245 11,000,835
                                   ==========  ========== ========== ==========

                                 INFORTE CORP.

                                       Three Months Ended (unaudited)
                               -----------------------------------------------
                                Mar. 31,    Jun. 30,    Sep. 30,    Dec. 31,
                                  2000        2000        2000        2000
                               ----------- ----------- ----------- -----------
      Statement of Operations
       Data:
      Revenues................ $12,290,000 $16,393,162 $17,790,784 $17,365,014
      Operating expenses:
        Project personnel and
         related expenses.....   5,408,772   7,123,510   7,910,215   7,739,504
        Sales and marketing...   1,561,941   2,228,910   2,359,848   2,433,030
        Recruiting, retention
         and training.........   1,406,296   2,100,327   1,731,123   1,122,595
        Management and
         administrative.......   2,443,543   2,880,835   3,525,504   3,980,624
                               ----------- ----------- ----------- -----------
      Total operating
       expenses...............  10,820,552  14,333,582  15,526,690  15,275,753
                               ----------- ----------- ----------- -----------
      Operating income........   1,469,448   2,059,580   2,264,094   2,089,261
      Interest income, net,
       and other..............     340,501     900,979   1,053,800   1,091,126
                               ----------- ----------- ----------- -----------
      Income before income
       taxes..................   1,809,949   2,960,559   3,317,894   3,180,387
      Income tax expense......     778,344   1,131,140   1,244,994   1,240,351
                               ----------- ----------- ----------- -----------
      Net income (loss)....... $ 1,031,605 $ 1,829,419 $ 2,072,900 $ 1,940,036
                               =========== =========== =========== ===========
      Earnings per share
        Diluted(1)............ $      0.08 $      0.13 $      0.15 $      0.14
                               =========== =========== =========== ===========
      Weighted-average common
       shares outstanding:
        Diluted...............  12,431,917  13,832,411  13,946,224  13,803,361
                               =========== =========== =========== ===========

--------
(1) Sum of quarters does not equal year due to differences in average shares outstanding.

15. Segment Reporting

Inforte engages in business activities in one operating segment, which provides consulting services primarily on a fixed-price, fixed-time frame basis. Inforte's services are delivered to clients primarily in North America, and Inforte's long-lived assets are located primarily in North America.

16. Changes in Securities and Use of Proceeds

On February 17, 2000 the SEC declared Inforte's Registration Statement on Form S-1 (File No. 333-92325) effective. On February 28, 2000, Inforte closed its offering of an aggregate of 2,300,000 shares of its Common Stock at an offering price of $32.00 per share. Net proceeds to Inforte, of $66,860,251 were invested in cash and marketable securities for general corporate use.

17. Subsequent Event

In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program has no expiration date and will be used to make periodic purchases at Inforte's discretion to offset the dilutive impact from Inforte's stock option and employee stock purchase programs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Inforte's directors is incorporated herein by reference to Inforte's definitive proxy statement with respect to its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information concerning Inforte's executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to Inforte's definitive proxy statement with respect to its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning ownership of Inforte's stock is incorporated herein by reference to Inforte's definitive proxy statement with respect to its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions involving Inforte's directors and executive officers is incorporated herein by reference to Inforte's definitive proxy statement with respect to its 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                             Financial Statements

Inforte's financial statements included in Item 8 of this report are listed in the index preceding the financial statements.

                  Statement Schedules and Reports on Form 8-K

                         Financial Statement Schedules


      (i) Schedule II--Valuation and Qualifying Accounts.

                                   Exhibits

    3.1 Certificate of Incorporation. Incorporated herein by reference to
        Exhibit 3 to Inforte's Form S-1, as amended, Registration No. 333-
        92325.

    3.2 Amended and Restated Bylaws. Incorporated herein by reference to
        Exhibit 3.2 to Inforte's Form S-1, as amended, Registration No. 333-
        92325.

 H 10.3 Amended and Restated 1995 Incentive Stock Option Plan. Incorporated herein by reference to Exhibit 10.3 to Inforte's Form S-1, as amended, Registration No. 333-92325.

 H 10.4 Amended and Restated 1997 Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.4 to Inforte's Form S-1, as amended, Registration No. 333-92325.

 H 10.5 Form of Stock Option Agreement. Incorporated herein by reference to
        Exhibit 10.5 to Inforte's Form S-1, as amended, Registration No. 333-
        92325.

   10.6 Amended and Restated 1999 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.6 to Inforte's Form S-1, as amended, Registration No. 333-92325.

 H 10.7 Form of Director/Officer Indemnification Agreement. Incorporated herein by reference to Exhibit 10.7 to Inforte's Form S-1, as amended, Registration No. 333-92325.

   10.8 Shareholder Loan Agreement. Incorporated herein by reference to Exhibit
        10.7 to Inforte's Form S-1, as amended, Registration No. 333-92325.

   23.1 Consent of Independent Auditors.

--------
H Management or compensatory plan or arrangement required to be filed pursuant to item 14(c) of Form 10-K.

                              Reports on Form 8-K

None.

                                SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2001.

                                          Inforte Corp.

                                          By___________________________________
                                             Philip S. Bligh, President, Chief
                                              Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

                                       President, Chief Executive   March 15, 2001
______________________________________  Officer, and Chairman
           Philip S. Bligh

                                       Chief Operating Officer      March 15, 2001
______________________________________  and Director
          Stephen C. P. Mack

                                       Chief Financial Officer,     March 15, 2001
______________________________________  Chief Accounting Officer,
             Nick Padgett               and Director

                                       Director                     March 15, 2001
______________________________________
          Edgar D. Jannotta

                                       Director                     March 15, 2001
______________________________________
           Ray C. Kurzweil

                                       Director                     March 15, 2001
______________________________________
          Michael E. Porter

                                       Director                     March 15, 2001
______________________________________
               Al Ries

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 INFORTE CORP.

                                            Additions
                                        -----------------
                               Balance  Charged
                                 at     to Costs Charged             Balance at
                              Beginning   and    to Other              End of
                              of Period Expenses Accounts Deductions   Period
                              --------- -------- -------- ---------- ----------
Description
Year ended December 31, 1998
  Reserves and allowances
   deducted from asset
   accounts
  Allowance for doubtful
   accounts.................. $ 20,000  $255,000  $   --    $   --   $  275,000
Year ended December 31, 1999
  Reserves and allowances
   deducted from asset
   accounts
  Allowance for doubtful
   accounts.................. $275,000  $325,000  $   --    $   --   $  600,000
Year ended December 31, 2000
  Reserves and allowances
   deducted from asset
   accounts
  Allowance for doubtful
   accounts.................. $600,000  $550,000  $   --    $   --   $1,150,000

                                 EXHIBIT INDEX

    3.1 Certificate of Incorporation. Incorporated herein by reference to
        Exhibit 3 to Inforte's Form S-1, as amended, Registration No. 333-
        92325.

    3.2 Amended and Restated Bylaws. Incorporated herein by reference to
        Exhibit 3.2 to Inforte's Form S-1, as amended, Registration No. 333-
        92325.

 H 10.3 Amended and Restated 1995 Incentive Stock Option Plan. Incorporated herein by reference to Exhibit 10.3 to Inforte's Form S-1, as amended, Registration No. 333-92325.

 H 10.4 Amended and Restated 1997 Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.4 to Inforte's Form S-1, as amended, Registration No. 333-92325.

 H 10.5 Form of Stock Option Agreement. Incorporated herein by reference to
        Exhibit 10.5 to Inforte's Form S-1, as amended, Registration No. 333-
        92325.

   10.6 Amended and Restated 1999 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.6 to Inforte's Form S-1, as amended, Registration No. 333-92325.

 H 10.7 Form of Director/Officer Indemnification Agreement. Incorporated herein by reference to Exhibit 10.7 to Inforte's Form S-1, as amended, Registration No. 333-92325.

   10.8 Shareholder Loan Agreement. Incorporated herein by reference to Exhibit
        10.7 to Inforte's Form S-1, as amended, Registration No. 333-92325.

   23.1 Consent of Independent Auditors.

--------
H Management or compensatory plan or arrangement required to be filed pursuant to item 14(c) of Form 10-K.