Form 10-Q
period 2001-03-31
INFORTE CORP
filed 2001-04-24
CIK 1099944

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2001 was 12,734,028.

                                  INFORTE CORP.

                                      INDEX


                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

             Balance sheets - December 31, 2000 and
             March 31, 2001                                                  1

             Statements of income - Three months ended
             March 31, 2000 and 2001                                         2

             Statements of cash flows - Three months ended
             March 31, 2000 and 2001                                         3

             Notes to financial statements                                   4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           5-13

Item 3.      Qualitative and Quantitative Disclosure About Market Risk       13

PART II. Other Information

Item 1       Legal Proceedings                                               13

Item 2.      Changes in Securities and Use of Proceeds                       13

Item 3       Defaults of Senior Securities                                   13

Item 4.      Submission of Matters to a Vote of Security Holders             13

Item 5       Other Information                                               13

Item 6.      Exhibits and Reports on Form 8-K                                13

Signature                                                                    14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               INFORTE CORP.
                              BALANCE SHEETS

                                                            DECEMBER 31,    MARCH 31,
                                                                2000          2001
                                                            -----------    -----------
                                                                           (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                                $ 42,391,880    $44,122,977
  Short-term marketable securities                           26,220,945     34,684,374
  Accounts receivable                                        10,385,795      7,684,129
  Allowance for doubtful accounts                            (1,150,000)    (1,150,000)
                                                             ----------     ----------
  Accounts receivable, net                                    9,235,795      6,534,129
  Prepaid expenses and other current assets                   1,905,936      2,171,259
  Income taxes recoverable                                    1,545,769              -
  Deferred income taxes                                         876,581        908,537
                                                             ----------     ----------
          Total current assets                               82,176,906     88,421,276
Computers, purchased software and property                    4,535,670      4,599,496
Less accumulated depreciation and amortization                1,558,503      1,830,949
                                                              ---------     ----------
Computers, purchased software and property, net               2,977,167      2,768,547

Long-term marketable securities                              14,383,998      5,292,945
Deferred income taxes                                           364,905        503,820
                                                              ---------     ----------
          Total assets                                      $99,902,976     96,986,588
                                                             ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    582,591    $   534,134
  Income taxes payable                                                -        454,451
  Accrued expenses                                            7,702,466      4,600,253
  Deferred revenue                                            8,574,055      7,316,310
                                                             ----------     ----------
          Total current liabilities                          16,859,112     12,905,148

Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding- 12,702,926 as of December 31, 2000
  12,734,028 as of March 31, 2001                                12,703         12,734
  Additional paid-in capital                                 74,192,205     74,717,495
  Treasury stock (58,500 shares as of March 31, 2001)                 -       (472,406)
  Retained earnings                                           8,753,017      9,687,418
  Accumulated other comprehensive income                         85,939        136,199
                                                             ----------    -----------
          Total stockholders' equity                         83,043,864     84,081,440
                                                             ----------     -----------
          Total liabilities and stockholders' equity       $ 99,902,976    $96,986,588
                                                             ==========     ==========

                          See notes to financial statements.

                             INFORTE CORP.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                           ------------------------
                                              2000          2001
                                           ----------    ----------
                                           (Unaudited)   (Unaudited)

Revenues                                  $12,290,000   $14,051,153

Operating expenses:
  Project personnel and related expenses    5,408,772     7,396,824
  Sales and marketing                       1,561,941     1,858,591
  Recruiting, retention and training        1,406,296       924,081
  Management and administrative             2,443,543     3,447,453
                                            ---------    ----------
          Total operating expenses         10,820,552    13,626,949

Operating income                            1,469,448       424,204

Interest income, net and other                340,501     1,013,331
                                            ---------    ----------
Income before income taxes                  1,809,949     1,437,535
Income tax expense                            778,344       503,134
                                            ---------    ----------
          Net income                       $1,031,605   $   934,401
                                            =========    ==========

Earnings per share:
-Basic                                          $0.10         $0.07
-Diluted                                        $0.08         $0.07

Weighted average common shares outstanding:
-Basic                                     10,767,891    12,719,821
-Diluted                                   12,431,917    13,699,582


                  See notes to financial statements

                                   INFORTE CORP.
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                            ------------------------
                                               2000          2001
                                            ----------    ----------
                                            (Unaudited)   (Unaudited)

Cash flows from operating activities
Net income                                 $ 1,031,605   $   934,401

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                229,612       431,561
  Non-cash compensation                              -        75,000
  Deferred income taxes                        (36,393)     (170,871)
Changes in operating assets and liabilities
  Accounts receivable                       (3,892,296)    2,701,666
  Prepaid expenses and other current assets   (560,699)     (265,323)
  Accounts payable                             724,466       (48,457)
  Income taxes                                 527,797     2,000,220
  Accrued expenses and other                    (1,515)   (3,102,213)
  Deferred revenue                           3,209,764    (1,257,745)
                                             ---------    ----------
Net cash provided by operating activities    1,232,341     1,298,239

Cash flows from operating activities


 (Increase)/Decrease in marketable
   securities                              (16,542,418)      652,415
  Purchases of property and equipment         (496,573)     (201,007)
                                            ----------     ---------
Net cash provided by (used in) investing
  activities                               (17,038,991)      451,408

Cash flows from financing activities

  Proceeds from issuance of common stock    66,860,251             -
  Stock option and purchase plans              667,675       450,321
  Purchase of treasury stock                         -      (472,406)
                                            ----------     ---------
Net cash provided by (used in) financing
  activities                                67,527,926       (22,085)
                                            ----------    ----------

Effect of changes in exchange rates on cash          -         3,535
Net increase in cash and cash equivalents   51,721,276     1,731,097
Cash and cash equivalents, beg. of period    3,792,027    42,391,880
                                            ----------    ----------
Cash and cash equivalents, end of period   $55,513,303   $44,122,977
                                            ==========    ==========

                            See notes to financial statements

     Inforte Corp.
                          Notes to financial statements
                                   (Unaudited)
                                 March 31, 2001

(1)  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in Inforte's annual report Form 10K (File No. 333-92325). The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.

(2)  NET INCOME PER COMMON SHARE

Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

                                        Three Months Ended March 31,
                                         --------------------------
                                            2000           2001
                                         --------------------------
                                                 (unaudited)

   Basic weighted average shares          10,767,891    12,719,821

   Effect of dilutive stock options        1,664,026       979,761
                                         --------------------------
   Diluted common and common
     equivalent shares                    12,431,917    13,699,582
                                         ==========================

(3)  SHORT-TERM AND LONG-TERM MARKETABLE SECURITIES

Inforte considers all investments with maturities of one year or less from the respective balance sheet dates to be short-term marketable securities and all investments with maturities greater than one year from the balance sheet dates to be long-term marketable securities. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Inforte has categorized its marketable securities as "available-for-sale."

(4) INCOME TAXES

Inforte's effective tax rate for the March 2001 quarter was 35% compared to 43% for the March 2000 quarter. The lower rate in 2001 is due to the higher percentage of pretax income in 2001 resulting from interest income versus operating income. Generally, a significant portion of Inforte's marketable securities are tax advantaged and reduce the effective tax rate for interest, resulting in interest income having a lower tax rate than operating income. The tax rate for the remainder of 2001 may decline from the March 2001 35% rate if interest income continues to provide the majority of taxable income and we continue to invest significantly in tax-advantaged investments.

(5)  STOCKHOLDERS' EQUITY

During the March 2001 quarter, Inforte repurchased 58,500 shares of stock for a total cost of $472,406.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match our resources with the demand; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals;
(iv) reliably forecast demand when information technology services spending is less certain; (v) accurately estimate the time and resources necessary for the delivery of our services; and (vi) build and maintain marketing relationships with leading software vendors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

Overview

Strategic technology consultancy Inforte Corp. helps create long-term return on investment and sustainable advantages for clients by capitalizing on the convergence of business strategy and technology across the value chain. Inforte delivers strategic technology consulting, comprehensive demand chain management solutions, plus solutions that optimize supply chain integration. Inforte's client advocacy approach and rigorous delivery methodologies have garnered the trust of Global 2000 clients, produced industry-leading project-efficiency metrics and helped Inforte earn references from 100 percent of its clients.

Since our inception in September 1993, we have followed an organic growth model with all growth generated internally rather than through mergers or acquisitions. As of March 31, 2001, we employed 428 people in our offices in Atlanta, Chicago, Dallas, London, Los Angeles, New York and San Francisco. Reflecting the importance we place on employee motivation and ownership, each of our employees is a stock or option holder.

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

Our revenues and earnings may fluctuate from quarter to quarter based on factors within and outside of our control. These include:

     o the variability in market demand for information technology professional services;

     o the growth rate of the U.S. economy and the impact that relative economic strength or weakness has on information technology services spending;

     o    the seasonal spending by our clients

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of revenues of certain items included in Inforte's statement of income:

                                           % of Revenue
                                 Three months ended March 31,
                                     2000            2001

Revenues                            100.0           100.0
Operating expenses:
Project personnel and
 related expenses                    44.0            52.6
Sales and marketing                  12.7            13.2
Recruiting, retention
 and training                        11.4             6.6
Management and administrative        19.9            24.5

Total operating expenses             88.0            97.0

Operating income                     12.0             3.0
Interest income, net and other        2.8             7.2
Pretax income                        14.7            10.2

Income tax expense                    6.3             3.6

Net income                            8.4             6.6


Three months ended March 31, 2000 and 2001
------------------------------------------

Revenues. Revenues increased 14% to $14.1 million for the quarter ended March 31, 2001 from $12.3 million for quarter ended March 31, 2000. This growth reflects the increase in the average revenue per client. For the quarter ended March 31, 2001, we had 40 significant clients with each of these clients contributing $1.4 million to revenue on average on an annualized basis. We had 45 significant clients during the quarter ended March 31, 2000, each contributing $1.1 million to revenue on average on an annualized basis. Sequentially, revenue declined 19% to $14.1 million in the March 2001 quarter from $17.4 million in the December 2000 quarter. The decline is not typical for our business, which has historically experienced stronger sequential growth rates in the first half of the year when most clients have access to new budget money. The sequential revenue trend reflects the slower growth rate of the U.S. economy and the negative impact that heightened economic uncertainty has on information technology (IT) spending. Given the current economic environment, we expect revenue for each quarter going forward in 2001 to equal $12.5 million to $14.0 million.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and fringe benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased 37% to $7.4 million for the quarter ended March 31, 2001, from $5.4 million for quarter ended March 31, 2000. The increase was due to the hiring of additional consulting professionals. We employed 324 consultants on March 31, 2001, up from 250 one year earlier.

Project personnel and related expenses represented 52.6% of revenues for the quarter ended March 31, 2001, compared to 44.0% for the quarter ended March 31, 2000. The increase as a percentage of revenues was due to higher employee compensation in the March 2001 quarter, while revenue per consultant declined, primarily due to lower utilization. Revenue per consultant was $167,000 in the March 2001 quarter, down from $215,000 during the March 2000 quarter. Over the past two quarters, utilization has fallen below our target range of 70-80%. We expect utilization to remain below our target range for the next few quarters, unless we note a substantial positive change in the U.S. economy with a related increase in overall IT spending by our clients. We expect our 2001 quarterly spending on project personnel and related expenses to remain similar or increase as a percentage of revenue from the March 2001 quarter level.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development, practice development and client development groups and costs to execute marketing programs. Sales and marketing expenses increased 19% to $1.9 million for the quarter ended March 31, 2001 from $1.6 million in the same period in 2000. The spending increase was due to the growth in our practice development and client development sales forces and increased marketing personnel. Sales and marketing expenses as a percentage of revenues increased to 13.2% for the quarter ended March 31, 2001 from 12.7% in the first quarter of 2000 as headcount growth exceeded the rate of revenue growth. We expect our 2001 quarterly spending on sales and marketing to remain similar or increase as a percentage of revenue from the March 2001 quarter level.

Recruiting, retention, and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs, including travel and labor costs. These expenses decreased by 34% to $0.9 million for the quarter ended March 31, 2001 from $1.4 million in the first quarter of 2000. The decline was due to a lower hiring rate in 2001 versus 2000, reducing recruiting expenses. During the March 2000 quarter total employees grew by 27% to 326. In the March 2001 quarter total employees declined 3% to 428. Unless we experience a significant change in customer demand, we expect our 2001 quarterly spending on recruiting, retention and training to remain similar to, or possibly decline from, the March 2001 quarter dollar level.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, and legal costs, and depreciation and amortization of capitalized computers, purchased software and property. These expenses increased 41% to $3.5 million for the quarter ended March 31, 2001 from $2.4 million for the same period in 2000. As a percentage of revenue, management and administrative expenses were 24.5% in the quarter ended March 31, 2001, up from 19.9% for the quarter ended March 31, 2000 as staff and facilities spending grew more rapidly than the rate of revenue growth.

Liquidity and Capital Resources. Cash and marketable securities increased from $83.0 million as of December 31, 2000 to $84.1 million at March 31, 2001. This increase is from cash provided by operating activities of $1.3 million, and from stock option and purchase plans of $0.5 million, offset by purchases of treasury stock of $0.5 million and capital expenditures of $0.2 million.

Capital expenditures were primarily for computer equipment and software. We expect that capital expenditures will remain near this minimal level until overall customer demand in our industry begins to grow again.

As of March 31, 2001 our accounts receivable (less deferred revenue) equaled negative 5 days of sales outstanding. However, since December 31, 1997, days of sales outstanding have been as high as 41 days. We believe our current days of sales outstanding is unsustainably low, and we expect it will rise going forward. We do not, however, expect it to rise above normal industry levels of current days of sales outstanding and believe that we will have adequate cash flow to manage our working capital needs in the ordinary course of business.

Inforte believes that its current cash, cash equivalents and marketable securities will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Inforte and its business because such factors currently may have a significant impact on Inforte's business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risk factors discussed in Inforte's other Securities and Exchange Commission filings, and in Inforte's earnings releases, actual results could differ materially from those projected in any forward-looking statements.


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

Because our market changes rapidly, some of the most important challenges facing us are the need to:

o    effectively use advanced technologies;

o    continue to develop our strategic and technical expertise;

o influence and respond to emerging industry standards and other technological changes;

o    enhance our current services; and

o    develop new services that meet changing customer needs.

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

Recently, the level of spending by clients and potential clients on information technology in the United States has become less certain. We believe the uncertainty stems from the rapid slowing of growth in Gross Domestic Product in the United States that began in the second half of calendar 2000. In some cases the uncertainty has reduced the overall number of projects available for bid. In other cases the uncertainty has resulted in project deferrals, project scope reductions or limited follow-on projects at existing clients. While our revenue forecast methods are sophisticated and have proven accurate historically, we believe the recent environment adds greater risk and uncertainty to our forecasts. If we fail to accurately forecast revenue, our actual results may differ materially from the amounts planned, and our profitability may be reduced.

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and achieve profitability

If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have the experience and expertise to perform the services we provide to our clients are limited and competition for these individuals is intense. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that an important component of overall compensation for our employees will continue to be equity. If our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through March 31, 2001 total 1.3 million shares. These recent option grants have exercise prices of $8.56 to $71.82 with an average exercise price of $29.74. Since the current market price for Inforte stock has recently been below this average strike price it may be more difficult to retain employees. If employee retention rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce earnings per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in our growth rate, our profitability and cash flow may be reduced or eliminated.

If we cannot keep pace with the rapid changes in our growth rate, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive cash flow from operations. Our business has grown dramatically over the past several years. For example, our revenue has increased from $13.4 million in 1998, to $30.1 million in 1999 and to $63.8 million in 2000. As a result of the current U.S. economic environment and overcapacity in our industry, however, we expect revenue in 2001 to decline compared to 2000. For 2001 and 2002, our growth rate is highly dependent on the macroeconomic environment, which heavily influences our clients' level of IT services spending. The level of IT spending is subject to rapid positive and negative changes. If the level of IT services spending declines further, we may not be profitable or achieve positive cash flow from operations in 2001 or 2002. If our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth. Also, our senior management team has limited collective experience managing a public company or a business the current size of Inforte. Additionally, our management team has limited collective experience managing a business during an economic slowdown or recession.

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

In addition, many of our contracts are short-term and provide that our clients can reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. During 2001 we believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to incur the expense of our services during the first half of the year. During 2001, we do not expect this normal seasonal growth pattern, and have adjusted our recruiting and spending plans accordingly. Our cautious expectations for 2001 are based upon slower U.S. economic growth that began in the second half of 2000 and business trends during the first four months of 2001. If we are unable to predict the cyclical client demand in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

A portion of our business involves the development of software applications for specific client engagements. Although we believe that our services do not infringe on the intellectual property rights of others, we may be the subject of claims for infringement, which even if successfully defended could be costly and time-consuming. An infringement claim against us could materially and adversely affect us in that we may:

o    experience a diversion of our financial resources and management attention;

o    incur damages and litigation costs, including attorneys' fees;

o    be enjoined from further use of the intellectual property;

o be required to obtain a license to use the intellectual property, incurring licensing fees;

o need to develop a non-infringing alternative, which could be costly and delay projects; and

o have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.


Because we are newer and smaller than many of our competitors, we may not have the resources to effectively compete, causing our revenues to decline.

Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, and significantly greater financial, technical, marketing, and public relations resources than we do. We may be unable to compete with the full-service consulting companies, including the consulting divisions of the largest global accounting firms, who are able to offer their clients a wider range of services. If our clients decide to take their information technology professional services projects to these companies, our revenues may decline. It is possible that in uncertain economic times our clients may prefer to work with larger firms to a greater extent than normal. In addition, new professional services companies may provide services similar to ours at a lower price, which could cause our revenues to decline.


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

Beginning in the second half of 2000 many firms in our industry announced significant employee layoffs and lower utilization rates of billable personnel. An oversupply of technology professionals may reduce the price clients are willing to pay for our services. An oversupply may also increase the talent pool for potential clients who may choose to complete projects in-house rather than use an outside consulting firm such as Inforte. Lower utilization rates increase the likelihood that a competitor will reduce their price to secure business in order to improve their utilization rate. The extent to which pricing and our ability to win business may be impacted is a function of both the magnitude and duration of the supply and demand imbalance in our industry.


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

As of March 31, 2001 the executive officers and directors set forth below, own approximately 45% of the outstanding shares of our common stock and own individually the percentage set forth opposite their names:

                  o       Philip S. Bligh                20.8%


                  o       Stephen C.P. Mack              18.5%


                  o       Nick Padgett                   5.2%

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

Inforte's certificate of incorporation and bylaws may have the effect of deterring, delaying or preventing a change in control of Inforte. For example, our charter documents provide for:

o the ability of the board of directors to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

o the inability of our stockholders to act by written consent or to call a special meeting;

o advance notice provisions for stockholder proposals and nominations to the board of directors;

o a staggered board of directors, with three-year terms, which will lengthen the time needed to gain control of the board of directors; and

o supermajority voting requirements for stockholders to amend provisions of the charter documents described above.

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

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

In all categories of cash, cash equivalents and short-term and long term marketable securities, Inforte invests only in securities of high credit quality. All investments bear a minimum Standard & Poor's rating of A1, Moody's investor service rating of P1, or equivalent. Inforte believes that it does not have any material market risk exposure with respect to financial instruments.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
              None

Item 2. Changes in Securities and Use of Proceeds
              None

Item 3. Defaults upon Senior Securities
              None

Item 4. Submission of Matter to a Vote of Security Holders
              None

Item 5. Other Information
              None

Item 6. Exhibits and Reports on Form 8-K

          (a) Reports on Form 8K

         Inforte filed a filed a Form 8-K on January 31, 2001, announcing that on January 24, 2001 the board of directors approved a stock repurchase program that allows the company to buy up to $25 million of Inforte shares. The program has no expiration date and will be used to make periodic purchases at the company's discretion to offset the dilutive impact from the company's stock option and employee stock purchase programs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Inforte Corp.

                                          By:     /s/ NICK PADGETT
April 24, 2001                              ---------------------------------
                                                      Nick Padgett,
                                                  Chief Financial Officer