Form 10-Q
period 2001-06-30
INFORTE CORP
filed 2001-08-06
CIK 1099944

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________

                                   Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

     [x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2001 was 12,871,133.

                                  INFORTE CORP.

                                      INDEX


                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance sheets - December 31, 2000 and
         June 30, 2001                                                        1

         Statements of income - Three months and six months ended
         June 30, 2000 and 2001                                               2

         Statements of cash flows - Three months and six months
         ended June 30, 2000 and 2001                                         3

         Notes to financial statements                                        4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               5-14

Item 3.  Qualitative and Quantitative Disclosure About Market Risk           14

PART II. Other Information

Item 1   Legal Proceedings                                                   14

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 3   Defaults of Senior Securities                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5   Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signature                                                                    15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  INFORTE CORP.
                                 BALANCE SHEETS



                                                      DECEMBER 31,     JUNE 30,
                                                        2000            2001
                                                     -----------    -----------
                                                                    (Unaudited)

                                     ASSETS

Current assets:
  Cash and cash equivalents                         $ 42,391,880   $ 61,849,485
  Short-term marketable securities                    26,220,945     17,780,403
  Accounts receivable                                 10,385,795      8,422,075
  Allowance for doubtful accounts                     (1,150,000)    (1,150,000)
                                                     -----------    -----------
  Accounts receivable, net                             9,235,795      7,272,075
  Prepaid expenses and other current assets            1,905,936      2,289,957
  Income taxes recoverable                             1,545,769              -
  Deferred income taxes                                  876,581        909,900
                                                     -----------    -----------
          Total current assets                        82,176,906     90,101,820
Computers, purchased software and property             4,535,670      4,683,404
Less accumulated depreciation and amortization         1,558,503      2,208,291
                                                     -----------    -----------
Computers, purchased software and property, net        2,977,167      2,475,113

Long-term marketable securities                       14,383,998      5,620,450
Deferred income taxes                                    364,905        579,999
                                                     -----------    -----------
          Total assets                               $99,902,976    $98,777,382
                                                     ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   582,591     $  627,841
  Income taxes payable                                         -        418,859
  Accrued expenses                                     7,702,466      5,017,654
  Deferred revenue                                     8,574,055      8,119,189
                                                     -----------    -----------
          Total current liabilities                   16,859,112     14,183,543

Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  12,702,926 as of December 31, 2000
  12,871,133 as of June 30, 2001                          12,703         12,871
  Additional paid-in capital                          74,192,205     75,000,002
  Treasury stock (58,500 shares as of
   June 30, 2001)                                              -       (472,406)
  Retained earnings                                    8,753,017      9,806,888
  Accumulated other comprehensive income                  85,939        246,484
                                                     -----------    -----------
          Total stockholders' equity                  83,043,864     84,593,839
                                                     -----------    -----------
          Total liabilities and stockholders'
           equity                                    $99,902,976    $98,777,382
                                                     ===========    ===========

                       See notes to financial statements.

                                         INFORTE CORP.
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)



                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                          -------------------------   -------------------------
                                              2000          2001          2000          2001
                                          -----------   -----------   -----------   -----------

Revenues                                  $16,393,162   $12,537,832   $28,683,162   $26,588,985

Operating expenses:
  Project personnel and related expenses    7,123,510     7,378,815    12,532,282    14,775,639
  Sales and marketing                       2,228,910     2,129,456     3,790,851     3,988,047
  Recruiting, retention and training        2,100,327       709,957     3,506,623     1,634,038
  Management and administrative             2,880,835     3,098,569     5,324,378     6,546,022
                                          -----------   -----------   -----------   -----------
          Total operating expenses         14,333,582    13,316,797    25,154,134    26,943,746

Operating income                            2,059,580      (778,965)    3,529,028      (354,761)

Interest income, net and other                900,979       898,435     1,241,480     1,911,766
                                          -----------   -----------   -----------   -----------
Income before tax                           2,960,559       119,470     4,770,508     1,557,005
Income tax expense                          1,131,140             -     1,909,484       503,134
                                          -----------   -----------   -----------   -----------
          Net income                      $ 1,829,419   $   119,470   $ 2,861,024   $ 1,053,871
                                          ===========   ===========   ===========   ===========

Earnings per share:
-Basic                                          $0.15         $0.01         $0.25         $0.08
-Diluted                                        $0.13         $0.01         $0.22         $0.08

Weighted average common shares outstanding:
- Basic                                    12,341,914    12,794,667    11,554,902    12,757,451
- Diluted                                  13,832,411    13,632,087    13,132,955    13,669,740


                               See notes to financial statements

                                           INFORTE CORP.
                                      STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                  2000          2001          2000          2001
                                              -----------   -----------   -----------   -----------

Cash flows from operating activities
Net income                                    $ 1,829,419   $   119,470   $ 2,861,024   $ 1,053,871

Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                   237,786       403,098       467,398       834,659
  Non-cash compensation                                 -             -             -        75,000
  Deferred income taxes                          (193,990)      (77,542)     (230,383)     (248,413)
Changes in operating assets and liabilities
  Accounts receivable                            (923,585)     (737,946)   (4,815,881)    1,963,720
  Prepaid expenses and other current assets      (173,261)     (118,698)     (733,960)     (384,021)
  Accounts payable                             (1,048,200)       93,707      (323,734)       45,250
  Income taxes                                   (277,270)      (35,592)      250,527     1,964,628
  Accrued expenses and other                    1,552,132       417,401     1,550,617    (2,684,812)
  Deferred revenue                              2,307,747       802,879     5,517,511      (454,866)
                                              -----------   -----------   -----------   -----------
Net cash provided by operating activities       3,310,778       866,777     4,543,119     2,165,016

Cash flows from investing activities
 (Increase)/Decrease in marketable
  securities                                   (6,913,266)   16,669,952   (23,455,684)   17,322,367
Purchases of property and equipment              (399,364)      (86,059)     (895,937)     (287,066)
                                              -----------   -----------   -----------   -----------
Net cash provided by (used in) investing
  activities                                   (7,312,630)   16,583,893   (24,351,621)   17,035,301

Cash flows from financing activities
Proceeds from issuance of common stock                  -            -     66,860,251             -
Proceeds from stock option and purchase
  plans                                         1,384,878      282,644      2,052,553       732,965
Purchase of treasury stock                              -            -              -      (472,406)
                                              -----------   -----------   -----------   -----------
Net cash provided by financing activities       1,384,878      282,644     68,912,804       260,559
                                              -----------   -----------   -----------   -----------
Effect of changes in exchange rates on cash            -        (6,806)             -        (3,271)
Increase (decrease) in cash and cash
  equivalents                                  (2,616,974)  17,726,508     49,104,302    19,457,605
Cash and cash equivalents, beg. of period      55,513,303   44,122,977      3,792,027    42,391,880
                                              -----------   -----------   -----------   -----------
Cash and cash equivalents, end of period      $52,896,329  $61,849,485    $52,896,329   $61,849,485
                                              ===========   ===========   ===========   ===========



                                 See notes to financial statements

Inforte Corp.

                          Notes to financial statements
                                   (Unaudited)
                                  June 30, 2001

(1)  BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in Inforte's annual report Form 10K (File No. 333-92325). The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

(2)  NET INCOME PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

                                 Three Months Ended          Six Months Ended
                                      June 30,                    June 30,
                              ------------------------   -----------------------
                                 2000         2001           2000        2001
                              ------------------------   -----------------------
                                    (unaudited)                 (unaudited)
Basic weighted average
 shares                       12,341,914   12,794,667    11,554,902   12,757,451
Effect of dilutive stock
 options                       1,490,497      837,420     1,578,053      912,289
                              -----------------------    -----------------------
Diluted common and common
  equivalent shares           13,832,411   13,632,087    13,132,955   13,669,740
                              =======================    =======================

(3) COMPREHENSIVE INCOME
Statement of Financial Account Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. The Company reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $229,755 and $1,214,416 for the three months and six-months ended June 30, 2001 and $1,839,571 and $2,868,656 for the three months and six-months ended June 30, 2000

(4) INCOME TAXES
Inforte's effective tax rate for the June 2001 quarter was 0.0% compared to 38.2% for the June 2000 quarter. The lower rate in 2001 is the result of operating income being near zero. Income tax expense in a quarter is the amount necessary to bring year-to-date income tax expense to the proper level. Year-to-date, Inforte's effective tax rate is 32.3%, compared to 40.0% for the six-month period ending June 30, 2000. The decrease in the effective tax rate was a result of a higher percentage of pretax income in 2001 resulting from interest income versus operating income. Generally, a significant portion of Inforte's marketable securities are tax advantaged and reduce the effective tax rate for interest, resulting in interest income having a lower tax rate than operating income. The quarterly tax rate for the remainder of 2001 may remain volatile if interest income continues to provide the majority of taxable income, and operating income continues to remain near zero.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably to match our resources with the demand; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals; (iv) reliably forecast demand when information technology services spending overall, and in particular when spending at current clients and with our alliance partners, our two main revenue lead sources, is less certain; (v) accurately estimate the time and resources necessary for the delivery of our services; and (vi) build and maintain marketing relationships with leading software vendors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

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

Since our inception in September 1993, we have followed an organic growth model with all growth generated internally rather than through mergers or acquisitions. As of June 30, 2001, we employed 406 people in our offices in Atlanta, Chicago, Dallas, London, Los Angeles, New York and San Francisco. Reflecting the importance we place on employee motivation and ownership, each of our employees is a stock or option holder.

The majority of our revenues are from professional services performed on a fixed-price basis; however, we also perform services on a time-and-materials basis. Typically, the first portion of an engagement involves a strategy project, a discovery phase or diagnostic lasting 30 to 60 days, which we perform on a fixed-price basis. This work enables us to determine with our clients the scope of successive phases for design and implementation, which in total generally last three to nine months, and to decide whether we will perform these additional phases for a fixed price or on a time-and-materials basis. Whether we use fixed pricing or time-and-material pricing depends upon our assessment of the project's risk, and how precisely our clients are able to define the scope of activities they wish us to perform. Fixed prices are based on estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement, and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline and the technical complexity of the solution.

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

o    the seasonal spending by our clients;

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenues of certain items included in Inforte's statement of income:

                                         % of Revenue           % of Revenue
                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                      2000         2001       2000         2001

Revenues                              100.0        100.0      100.0        100.0
Operating expenses:
Project personnel and related
 expenses                              43.5         58.9       43.7         55.6
Sales and marketing                    13.6         17.0       13.2         15.0
Recruiting, retention and training     12.8          5.7       12.2          6.1
Management and administrative          17.6         24.7       18.6         24.6

Total operating expenses               87.5        106.2       87.7        101.3

Operating income                       12.6         -6.2       12.3         -1.3
Interest income, net and other          5.5          7.2        4.3          7.2
Pretax income                          18.1          1.0       16.6          5.9

Income tax expense                      6.9          0.0        6.6          1.9

Net income                             11.2          1.0       10.0          4.0

Three months and six months ended June 30, 2000 and 2001

Revenues. Revenues decreased 24% to $12.5 million for the quarter ended June 30, 2001 from $16.4 million for quarter ended June 30, 2000. For the six months ended June 30, 2001, revenues decreased 7% to $26.6 million from $28.7 million for the six months ended June 30, 2000. Although we have historically experienced growth in our revenues, the market for strategic technology consulting services has decreased significantly this year due to the slower growth rate of the U.S. economy and the negative impact that heightened economic uncertainty has on information technology (IT) spending. For the quarter ended June 30, 2001, we had 35 significant clients with each of these clients contributing $1.4 million to revenue on average on an annualized basis. We had 46 significant clients during the quarter ended June 30, 2000, each contributing $1.4 million to revenue on average on an annualized basis. Sequentially, revenue declined 11% to $12.5 million in the June 2001 quarter from $14.1 million in the March 2001 quarter. The decline is not typical for our business, which has historically experienced stronger sequential growth rates in the first half of the year when most clients have access to new budget money. Given the current economic environment, we expect revenue for each quarter going forward in 2001 to equal $10.0 million.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and fringe benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased 4% to $7.4 million for the quarter ended June 30, 2001, from $7.1 million for quarter ended June 30, 2000. For the six months ended June 30, 2001, these expenses increased 18% to $14.8 million from $12.5 million for the six months ended June 30, 2000. The increase relates to higher average consulting headcount during the quarter and six month period ending June 30, 2001, versus the prior year (even though ending consulting headcount declined versus one year ago) and higher average compensation versus the prior year, offset to some extent by lower non-reimbursable expenses. We employed 306 consultants on June 30, 2001, down from 321 one year earlier.

Project personnel and related expenses represented 58.9% of revenues for the quarter ended June 30, 2001, compared to 43.5% for the quarter ended June 30, 2000. The increase as a percentage of revenues was due to higher employee compensation and lower revenue in the June 2001 quarter. Similarly, project personnel and related expenses increased as a percentage of revenue to 55.6% for the six months ended June 30, 2001 from 43.7% in the prior year period. Annualized revenue per consultant was $156,000 in the June 2001 quarter, down from $233,000 during the June 2000 quarter, while costs per consultant increased. Annualized revenue per consultant was $161,000 for the six months ended June 30, 2001, down from $225,000 in the prior year period. These declines in revenue per consultant are primarily due to lower utilization of our project personnel. Utilization has remained below our 70%-80% target range for the last four quarters due to the slower economy.

Since client research indicates that information technology spending is likely to remain at minimal levels for at least the remainder of 2001, we recently offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. Approximately 90 people are participating in the programs that begin in the month of July 2001. Individuals selecting the leave of absence program will receive compensation at 20%-25% of regular pay if they remain available to return to full-time service. Individuals choosing the voluntary resignation package will receive pay through the end of August. The programs are effective July 2001. Costs related to these programs incurred in the June 2001 quarter were $303,573. Salary costs for employees on leave of absence will be expensed as incurred during the length of the leave of absence.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development, practice development and client development groups and costs to execute marketing programs. Sales and marketing expenses decreased 4% to $2.1 million for the quarter ended June 2001 from $2.2 million in the same period in 2000. The spending decrease was due to lower discretionary expenses, offset partially by higher salary expense due to higher sales and marketing headcount. Sales and marketing expenses increased 5% to $4.0 million for the six months ended June 2001 from $3.8 million in the same period in 2000 due mainly to increased sales and marketing headcount. Sales and marketing expenses as a percentage of revenues increased to 17.0% for the quarter ended June 30, 2001 from 13.6% in the second quarter of 2000 due to lower revenue base. For the six months ended June 30, 2001, sales and marketing expenses as a percent of revenue increased from 13.2% in 2000 to 15.0% in 2001, also due to a lower revenue base. We expect our 2001 quarterly spending on sales and marketing to remain similar or increase as a percentage of revenue from the June 2001 quarter level.

Recruiting, retention, and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs, including travel and labor costs. These expenses decreased by 66% to $0.7 million for the quarter ended June 30, 2001 from $2.1 million in the second quarter of 2000. As a percentage of revenue, these expenses declined to 5.7% in the June 2001 quarter versus 12.8% in the prior year period. For the six months ended June 30, 2001, recruiting, retention, and training expenses versus the prior year period decreased 53% to $1.6 million from $3.5 million and declined as a percentage of sales to 6.1% from 12.2%. These declines were due to a minimal hiring rate in 2001 versus peak hiring in 2000, reducing recruiting expenses and training expenses. During 2000, total employees rose from 257 on December 31, 1999 to 326 on March 31, 2000, and 408 on June 30, 2000. During 2001, total employees declined from 442 on December 31, 2000 to 428 on March 31, 2001, and 406 on June 30, 2001. We expect quarterly spending for the rest of 2001 on recruiting, retention and training to remain similar to the June 2001 quarter dollar level.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal costs, and depreciation and amortization of capitalized computers, purchased software and property.

These expenses increased 7% to $3.1 million for the quarter ended June 30, 2001 from $2.9 million for the same period in 2000. For the six months ended June 30, 2001, these expenses increased 23% to $6.5 million from $5.3 million for the six months ended June 30, 2000. The increase in expenses were due to facilities expansions in June through October 2000, partially offset by lower spending on information technology, executive travel, and executive bonus compensation. As a percentage of revenue, management and administrative expenses were 24.7% in the quarter ended June 30, 2001, up from 17.6% for the quarter ended June 30, 2000. For the six months ended June 30, 2001, management and administrative expenses increased as a percent of revenue to 24.6% from 18.6% for the six months ended June 30, 2000. The increases as a percentage of revenue versus the prior year for both the quarter and year-to-date periods were due to increased spending and declining revenue.

Liquidity and capital resources. Cash and marketable securities increased from $83.0 million as of December 31, 2001 to $85.3 million at June 30, 2001. This increase is from cash provided by operating activities of $2.2 million, and from stock option and purchase plans of $0.7 million, offset by capital expenditures of $0.3 million and treasury stock purchases of $0.5 million.

Capital expenditures were primarily for computer equipment and software. We expect that capital expenditures will remain near this minimal level until overall customer demand in our industry begins to grow again.

As of June 30, 2001 our accounts receivable (less deferred revenue) equaled negative 6 days of sales outstanding. However, since December 31, 1997, days of sales outstanding have been as high as 41 days. We believe our current days of sales outstanding is unsustainably low, and we expect it will rise going forward. We do not, however, expect it to rise above normal industry levels of current days of sales outstanding and believe that we will have adequate cash flow to manage our working capital needs in the ordinary course of business.

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

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and achieve profitability.

If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have the experience and expertise to perform the services we provide to our clients are limited and competition for these individuals is intense. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment overall bonus payments have been significantly reduced, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through June 30, 2001 have exercise prices of $8.56 to $71.81 with an average exercise price of $23.04. Since the current market price for Inforte stock has recently been below this average strike price it may be more difficult to retain employees. If employee retention rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce earnings per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive cash flow from operations. Our business has grown dramatically over the past several years. For example, our revenue has increased from $13.4 million in 1998, to $30.1 million in 1999 and to $63.8 million in 2000. As a result of the current U.S., economic environment and overcapacity in our industry, however, we expect revenue in 2001 to decline compared to 2000. For 2001 and 2002, industry demand is highly dependent on the macroeconomic environment, which heavily influences our clients' level of IT services spending. The level of IT spending is subject to rapid positive and negative changes. If the level of IT services spending declines further, we may not be profitable or achieve positive cash flow from operations in 2001 or 2002. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth. Also, our senior management team has limited collective experience managing a public company or a business the current size of Inforte. Additionally, our management team has limited collective experience managing a business during an economic slowdown or recession.

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

At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. In the June 2001 quarter, our five largest clients accounted for 44% of revenue and our ten largest clients accounted for 64% of revenue. In 1999, our five largest clients accounted for 36% of revenue and our ten largest clients accounted for 55% of revenue. In 2000, our five largest clients accounted for 31% of revenue and our ten largest clients accounted for 46% of revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of these clients or if we were to fail to collect a large account receivable.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to incur the expense of our services during the first half of the year. During 2001, we do not expect this normal seasonal growth pattern, and have adjusted our recruiting and spending plans accordingly. Our cautious expectations for 2001 are based upon slower U.S. economic growth that began in the second half of 2000 and business trends during the first six months of 2001. If we are unable to predict the cyclical client demand in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

Our expansion and growth internationally could negatively affect our business.

In the June 2001 quarter, our international revenues grew to over 10% of our total revenues for the first time in our business' history. As our international revenue grows, we face additional risks that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, there are indications that the U.S. economic slowdown is spreading to the rest of the world, which could limit our ability to obtain international revenue going forward. These risk factors, as well as others not cited here, may negatively impact our business.

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

Inforte's average trading volume during 2001 has averaged approximately 100,000 shares per day. On any particular day, Inforte's trading volume can be less than 20,000 shares which increase the potential for volatile stock prices.

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

As of June 30, 2001 the executive officers and directors set forth below, own approximately 43.0% of the outstanding shares of our common stock and own individually the percentage set forth opposite their names:

                    o    Philip S. Bligh        20.1%

                    o    Stephen C.P. Mack      17.8%

                    o    Nick Padgett            5.1%

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

Over time, the influence or control executive officers have on a stockholder vote will decrease as officers supplement below-market salaries and diversify overall equity wealth with sales of Inforte stock. As permitted by SEC Rule 10b5-1, Inforte executive officers have or may set up a predefined, structured stock trading program. The trading program allows brokers acting on behalf of company insiders to trade company stock while the insiders may be aware of material, non-public information, if the transaction is performed according to a pre-existing contract, instruction or plan that was established with the broker when the insider was not aware of any material, non-public information.

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

Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

In all categories of cash, cash equivalents and short-term and long-term marketable securities, Inforte invests only in securities of high credit quality. All investments bear a minimum Standard & Poor's rating of A1, Moody's investor service rating of P1, or equivalent. Inforte believes that it does not have any material market risk exposure with respect to financial instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
              None

Item 2. Changes in Securities and Use of Proceeds
              None

Item 3. Defaults upon Senior Securities
              None

Item 4. Submission of Matter to a Vote of Security Holders

The Inforte Corporation held its Annual Meeting of Stockholders on April 25, 2001. For more information on the following proposals, refer to the company's proxy statement dated March 22, 2001, the relevant portions of which are incorporated herein by reference.

(1) The stockholders elected each of the three nominees to the Board of Directors for a three-year term:

              DIRECTOR                  FOR               AGAINST
          -----------------          ----------          ---------
          Ray C. Kurzweil            12,606,357              7,609
          Michael E. Porter          12,606,355              7,611
          Nick Padgett               10,983,354          1,630,612

(2) The stockholders ratified the appointment of Ernst & Young LLP as independent certified public accountants of the company:

          For                                           12,611,040
          Against                                            1,609
          Abstain                                            1,317
                                                       -----------
          Total                                         12,613,966

(3) The stockholders ratified the Amended and Restated 1997 Incentive Compensation Plan:

          For                                           12,438,172
          Against                                          169,718
          Abstain                                            6,076
                                                       -----------
          Total                                         12,613,966

Item 5. Other Information

As permitted by SEC Rule 10b5-1, Inforte executive officers have or may set up a predefined, structured stock trading program. The trading program allows brokers acting on behalf of company insiders to trade company stock while the insiders may be aware of material, non-public information, if the transaction is performed according to a pre-existing contract, instruction or plan that was established with the broker when the insider was not aware of any material, non-public information.

Item 6. Exhibits and Reports on Form 8-K
              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Inforte Corp.


                                          By:  /s/ NICK PADGETT
August 3, 2001                               ---------------------------------
                                               Nick Padgett,
                                               Chief Financial Officer