Form 10-Q
period 2001-09-30
INFORTE CORP
filed 2001-11-14
CIK 1099944

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the Registrant's Common Stock as of September 30, 2001 was 11,686,397.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

             Balance sheets - September 30, 2000, December 31,
             2000, March 31, 2001, June 30, 2001 and
             September 30, 2001                                              1

             Statements of income - Three months and nine months ended
             September 30, 2000 and 2001                                     2

             Statements of cash flows - Three months and nine months
             ended September 30, 2000 and 2001                               3

             Notes to financial statements                                   4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          5-16

Item 3.      Qualitative and Quantitative Disclosure About Market Risk      16

PART II. Other Information

Item 1       Legal Proceedings                                              16

Item 2.      Changes in Securities and Use of Proceeds                      16

Item 3       Defaults of Senior Securities                                  16

Item 4.      Submission of Matters to a Vote of Security Holders            16

Item 5       Other Information                                              16

Item 6.      Exhibits and Reports on Form 8-K                               16

Signature                                                                   17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               INFORTE CORP.
                              BALANCE SHEETS



                                                         SEPTEMBER 30,   DECEMBER 31,    MARCH 31,      JUNE 30,      SEPTEMBER 30,
                                                              2000        2000            2001            2001           2001
                                                          -----------    -----------   -----------     -----------     -----------
                                                          (Unaudited)                  (Unaudited)     (Unaudited)     (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                              $38,226,516    $42,391,880    $44,122,977     $61,849,485     $27,202,368
  Short-term marketable securities                        27,167,323     26,220,945     34,684,374      17,780,403      22,416,685
  Accounts receivable                                     13,606,517     10,385,795      7,684,129       8,422,075       8,191,271
  Allowance for doubtful accounts                         (1,150,000)    (1,150,000)    (1,150,000)     (1,150,000)     (1,150,000)
                                                          ----------     ----------     ----------      ----------      ----------
  Accounts receivable, net                                12,456,517      9,235,795      6,534,129       7,272,075       7,041,271
  Prepaid expenses and other current assets                1,668,845      1,905,936      2,171,259       2,289,957       1,737,018
  Income taxes recoverable                                         -      1,545,769              -               -               -
  Deferred income taxes                                      841,171        876,581        908,537         909,900         939,992
                                                          ----------     ----------     ----------      ----------      ----------
          Total current assets                            80,360,372     82,176,906     88,421,276      90,101,820      59,337,334
Computers, purchased software and property                 3,844,265      4,535,670      4,599,496       4,683,404       4,177,497
Less accumulated depreciation and amortization             1,204,195      1,558,503      1,830,949       2,208,291       2,022,472
                                                           ---------      ---------     ----------      ----------      ----------
Computers, purchased software and property, net            2,640,070      2,977,167      2,768,547       2,475,113       2,155,025

Long-term marketable securities                           14,442,823     14,383,998      5,292,945       5,620,450      27,090,506
Deferred income taxes                                         77,166        364,905        503,820         579,999         690,001
                                                           ---------      ---------     ----------      ----------      ----------
          Total assets                                   $97,520,431    $99,902,976    $96,986,588     $98,777,382     $89,272,866
                                                          ==========     ==========     ==========      ==========      ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $    325,319    $   582,591    $   534,134     $   627,841     $   752,536
  Income taxes payable                                       677,837              -        454,451         418,859         547,252
  Accrued expenses                                         7,045,741      7,702,466      4,600,253       5,017,654       5,674,271
  Deferred revenue                                        11,899,327      8,574,055      7,316,310       8,119,189       9,800,750
                                                          ----------     ----------     ----------      ----------      ----------
          Total current liabilities                       19,948,224     16,859,112     12,905,148      14,183,543      16,774,809
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock) -
  11,686,397 as of Sept. 30, 2001                             12,570         12,703         12,734          12,871          11,687
  Additional paid-in capital                              70,732,687     74,192,205     74,717,495      75,000,002      75,423,628
  Treasury stock (1,355,702 shares as of Sept. 30 2001)            -              -       (472,406)       (472,406)    (13,170,202)
  Retained earnings                                        6,812,981      8,753,017      9,687,418       9,806,888       9,916,260
  Accumulated other comprehensive income                      13,969         85,939        136,199         246,484         316,684
                                                          ----------     ----------    -----------      ----------      ----------
          Total stockholders' equity                      77,572,207     83,043,864     84,081,440      84,593,839      72,498,057
                                                          ----------     ----------     ----------      ----------      ----------
          Total liabilities and stockholders' equity     $97,520,431    $99,902,976    $96,986,588     $98,777,382     $89,272,866
                                                          ==========     ==========     ==========      ==========      ==========

                        See notes to financial statements

                                  INFORTE CORP.
                            STATEMENTS OF OPERATIONS



                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                           ------------------------    ------------------------
                                               2000          2001          2000          2001
                                           ----------    ----------    ----------    ----------
                                           (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

Revenues                                  $17,790,784   $10,600,439   $46,473,946   $37,189,424

Operating expenses:
  Project personnel and related expenses    7,910,215     5,876,560    20,442,497    20,652,199
  Sales and marketing                       2,359,848     1,804,975     6,150,699     5,793,022
  Recruiting, retention and training        1,731,123       596,767     5,237,746     2,230,805
  Management and administrative             3,525,504     3,083,137     8,849,882     9,629,159
                                            ---------    ----------    ----------    ----------
          Total operating expenses         15,526,690    11,361,439    40,680,824    38,305,185

Operating income                            2,264,094      (761,000)    5,793,122    (1,115,761)

Interest income, net and other              1,053,800       870,372     2,295,280     2,782,138
                                            ---------    ----------    ----------    ----------
Income before income tax                    3,317,894       109,372     8,088,402     1,666,377
Income tax expense                          1,244,994             -     3,154,478       503,134
                                            ---------    ----------    ----------    ----------
          Net income                      $ 2,072,900   $   109,372   $ 4,933,924   $ 1,163,243
                                            =========    ==========    ==========    ==========


Earnings per share:
-Basic                                    $      0.17   $      0.01   $      0.42   $      0.09
-Diluted                                  $      0.15   $      0.01   $      0.37   $      0.09

Weighted average common shares
  outstanding:
-Basic                                     12,459,701    12,778,087    11,858,703    12,764,405
-Diluted                                   13,946,224    13,521,401    13,398,673    13,620,456


                        See notes to financial statements

                                  INFORTE CORP.
                            STATEMENTS OF CASH FLOWS



                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                               -------------------------   -------------------------
                                                  2000           2001         2000           2001
                                               ----------     ----------   ----------     ----------
                                              (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)

Cash flows from operating activities
Net income                                     $2,072,900   $   109,372   $ 4,933,924   $ 1,163,243

Adjustments to reconcile net income to
net cash provided by operating
activities:
  Depreciation and amortization                   350,651       409,770       818,049     1,244,429
  Non-cash compensation                                 -        75,000             -       150,000
  Deferred income taxes                           (15,895)     (140,094)     (246,278)     (388,507)
Changes in operating assets and liabilities
  Accounts receivable                          (1,316,386)      230,804    (6,132,267)    2,194,524
  Prepaid expenses and other current assets      (253,322)      552,939      (987,282)      168,918
  Accounts payable                               (703,419)      124,695    (1,027,153)      169,945
  Income taxes payable                            115,798       128,393       366,325     2,093,021
  Accrued expenses and other                    1,372,949      (230,491)    2,923,566    (2,915,303)
  Deferred revenue                              1,511,237     1,681,561     7,028,748     1,226,695
                                                ---------    ----------    ----------    ----------
Net cash provided by operating activities       3,134,513     2,941,949     7,677,632     5,106,965

Cash flows from investing activities
 Increase in marketable securities            (18,156,894)  (26,103,051)  (41,612,578)   (8,780,684)
Purchases of property and equipment            (1,059,434)      (63,558)   (1,955,371)     (350,624)
                                                ---------     ---------     ----------   ----------
Net cash used in investing
  activities                                  (19,216,328)  (26,166,609)  (43,567,949)   (9,131,308)

Cash flows from financing activities
Proceeds from issuance of common stock                  -            -     66,860,251             -
Proceeds from stock option and purchase
  plans                                         1,410,846      348,739      3,463,399     1,081,704
Purchase of treasury stock                              -  (11,791,718)           -     (12,264,124)
                                                ---------   ----------     ----------    ----------
Net cash provided (used in) by financing
  activities                                    1,410,846  (11,442,979)    70,323,650   (11,182,420)
                                                ---------   ----------     ----------    ----------
Effect of changes in exchange rates on cash         1,156       20,522          1,156       17,251
Increase (decrease) in cash and cash
  equivalents                                 (14,669,813) (34,647,117)    34,434,489   (15,189,512)
Cash and cash equivalents, beg. of period      52,896,329   61,849,485      3,792,027    42,391,880
                                                ---------   ----------     ----------    ----------
Cash and cash equivalents, end of period      $38,226,516  $27,202,368    $38,226,516   $27,202,368
                                               ==========   ==========     ==========    ==========


                        See notes to financial statements

                                  Inforte Corp.
                          Notes to financial statements
                                   (Unaudited)
                               September 30, 2001

(1)  BASIS OF PRESENTATION
The accompanying un-audited financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in Inforte's annual report Form 10K (File No. 333-92325). The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2)  TEASURY STOCK
During the September 2001 quarter, Inforte repurchased 1,297,202 shares of stock for $12.7 million at an average price of $9.79. Of the shares repurchased, 96,000 were settled in the month of October for $0.9 million. During the March 2001 quarter, Inforte repurchased 58,500 shares for $0.5 million at an average price of $8.08. The board approved a $25.0 million stock repurchase program on January 24, 2001 and as of September 30, 2001, $11.8 million remained authorized for repurchase.


(3)  NET INCOME PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.


                                     Three Months Ended September 30,  Nine Months Ended September 30,
                                        --------------------------      -------------------------
                                           2000           2001             2000         2001
                                        --------------------------      -------------------------
                                              (unaudited)                     (unaudited)


   Basic weighted average shares        12,459,701      12,778,087      11,858,703    12,764,405
   Effect of dilutive stock options      1,486,523         743,314       1,539,970       856,051
                                        --------------------------      ------------------------

   Diluted common and common
     equivalent shares                  13,946,224      13,521,401      13,398,673    13,620,456
                                        ==========================      ========================


(4) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. The Company reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $179,572 and $1,393,988 for the three months and nine months ended September 30, 2001 and $2,079,237 and $4,947,893 for the three months and nine months ended September 30, 2000.

(5) COST TO EXIT LEASED OFFICE SPACE
Since client research indicates that information technology spending is likely to remain at minimal levels for at least the remainder of 2001, Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office consolidations was approximately 17,770 square feet, all of which were vacated as of September 30, 2001. The total charge related to this reduction of office space in the third quarter of 2001 was $256,550. This charge is reported as management and administrative expense on the Income Statement, and as accrued expenses on the Balance Sheet. While we believe the current charge is sufficient to represent future net cash out flows, if future sub-lease income is less than estimated, additional charges in future periods will be necessary. Further, if we are unable to sub-lease our vacated office space, additional charges in future periods will be necessary.


(6) INCOME TAXES
Inforte's effective tax rate for the September 2001 quarter was 0.0% compared to 37.5% for the September 2000 quarter. The lower rate in 2001 is related to the results of operations being near break-even. Income tax expense in a quarter is the amount necessary to bring year-to-date income tax expense to the proper level. Year-to-date, Inforte's effective tax rate is 30.2%, compared to 39.0% for the nine-month period ending September 30, 2000. The decrease in the effective tax rate is a result of a higher percentage of pretax income in 2001 resulting from interest income versus operating income. Generally, a significant portion of Inforte's marketable securities are tax advantaged and reduce the effective tax rate for interest, resulting in interest income having a lower tax rate than operating income. The quarterly tax rate for the remainder of 2001 may remain volatile if interest income continues to provide the majority of taxable income, and operating results continue to remain near break-even.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match our resources with the demand during the current economic downturn; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals; (iv) reliably forecast revenue, particularly for clients in the insurance, financial services, or software and technology businesses, and those based in or near New York, since these firms may discover financial liabilities or experience business delays resulting from the September 11 terrorist attacks, or delays resulting from the negative impact the attacks may have on the overall economy (v) reliably forecast revenue when information technology services spending is less certain overall, and in particular when spending at current clients and with our alliance partners, our two main revenue lead sources, is less certain; (vi) accurately estimate the time and resources necessary for the delivery of our services; and (vii) build and maintain marketing relationships with leading software vendors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

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

Since our inception in September 1993, we have followed an organic growth model with all growth generated internally rather than through mergers or acquisitions. As of September 30, 2001, we employed 298 people in our offices in Atlanta, Chicago, Dallas, London, Los Angeles, New York and San Francisco. Reflecting the importance we place on employee motivation and ownership, each of our employees is a stock or option holder.

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


RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of revenues of certain items included in Inforte's statement of income:

                                         % of Revenue               % of Revenue
                                    Three months ended          Nine months ended
                                       September 30,               September 30
                                    2000         2001           2000         2001

Revenues                            100.0        100.0          100.0        100.0
Operating expenses:
Project personnel and
 related expenses                    44.5         55.4           44.0         55.5
Sales and marketing                  13.3         17.0           13.2         15.6
Recruiting, retention
 and training                         9.7          5.6           11.3          6.0
Management and administrative        19.8         29.1           19.0         25.9

Total operating expenses             87.3        107.2           87.5        103.0

Operating income                     12.7         -7.2           12.5         -3.0
Interest income, net and other        5.9          8.2            4.9          7.5
Pretax income                        18.6          1.0           17.4          4.5

Income tax expense                    7.0          0.0            6.8          1.4

Net income                           11.7          1.0           10.6          3.1


Three months ended September 30, 2000 and 2001
----------------------------------------------

Revenues. Revenues decreased 40% to $10.6 million for the quarter ended September 30, 2001 from $17.8 million for quarter ended September 30, 2000. For the nine months ended September 30, 2001, revenues decreased 20% to $37.2 million from $46.5 million for the nine months ended September 30, 2000. Although we have historically experienced growth in our revenues, the market for strategic technology consulting services has decreased significantly this year due to the slower growth rate of the U.S. economy and the negative impact that heightened economic uncertainty has on information technology spending. For the quarter ended September 30, 2001, we had 41 significant clients with each of these clients contributing $1.0 million to revenue on average on an annualized basis. We had 50 significant clients during the quarter ended September 30, 2000, each contributing $1.4 million to revenue on average on an annualized basis. Sequentially, revenue declined 15% to

$10.6 million in the September 2001 quarter from $12.5 million in the June 2001 quarter. Although we typically experience lower sequential growth rates in the second half of the year, this decline is not typical for our business and can also be attributed to the slower growth rate of the U.S. economy and the negative impact heightened economic uncertainty has had on information technology spending. Given the current economic environment, we expect revenue for the December 2001 quarter to equal $10.0 million. Until we see a sustained turn in the economy and a sustained increase in information technology spending, we are forecasting revenue of $10.0 million per quarter in 2002.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and fringe benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. These expenses decreased 26% to $5.9 million for the quarter ended September 30, 2001, from $7.9 million for quarter ended September 30, 2000. The decrease relates to recent reductions in consulting headcount. We employed 216 consultants on September 30, 2001, down from 348 one year earlier. These costs for the nine month period ending September 2001 increased by 1% over the prior year to $20.7 million from $20.4 million during the same period of the prior year. While ending number of billable consultants was down sharply at September 30, 2001 compared to September 30, 2000, the average headcount decrease was relatively flat. The average number of billable consultants decreased 8% to 282 in the nine month period ending September 30, 2001 from 306 one year earlier. The effect of lower headcount was offset by salary increases, which occurred in July 2000.

Project personnel and related expenses represented 55.4% of revenues for the quarter ended September 30, 2001, compared to 44.5% for the quarter ended September 30, 2000. Revenue per consultant was $189,000 in the September 2001 quarter, down from $210,000 during the September 2000 quarter. The decline in revenue per consultant versus the prior year results from a lower hourly rate due to more price sensitivity in the consulting market. Project personnel and related expenses represented 55.5% of revenues for the nine months ended September 30, 2001, compared to 44.0% for the same period in 2000. This increase is due to the lower revenue base.

Since client research indicates that information technology spending is likely to remain at minimal levels for at least the remainder of 2001, in June 2001 Inforte offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. There were 90 people who participated in the programs. Individuals who selected the leave of absence program are receiving compensation at 20%-25% of regular pay if they remain available to return to full-time service. Individuals who chose the voluntary resignation package received pay through the end of August 2001. All costs related to resigning employees were included either in our June 2001 quarter results or our September 2001 quarter results. Salary costs for employees on leave of absence are expensed as incurred and included in the quarter ended September 2001. The costs of these programs will be less in future quarters, and will go to zero by the end of the June 2002 quarter.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased 24% to $1.8 million for the quarter ended September 2001 from $2.4 million in the same period in 2000. Year to date, these expenses decreased 6% to $5.8 million from $6.2 million in the prior year. The spending decrease was due to lower discretionary marketing expenses and lower sales commission expense due to lower revenue. Sales and marketing expenses as a percentage of revenues increased to 17.0% for the quarter ended September 30, 2001 from 13.3% in the third quarter of 2000. For the nine months ended September 30, the expense as a percent of revenue increased from 13.2% in 2000 to 15.6% in 2001. This increase in these expenses is due to the lower revenue base. We expect our December 2001 quarterly spending on sales and marketing to remain similar to the September 2001 quarter dollar level.

Recruiting, retention, and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. These expenses decreased 66% to $0.6 million for the quarter ended September 30, 2001 from $1.7 million in the third quarter of 2000. Year to date, these expenses decreased 57% to $2.2 million from $5.2 million in the prior year. The decline was due to a slower hiring rate in 2001 versus 2000, reducing recruiting expenses and training expenses. During the September 2000 quarter, total employees grew by 7% to 438. In the quarter ended September 30, 2001, total employees declined 27% to 298. We expect our December 2001 quarterly spending on recruiting, retention and training to remain similar to the September 2001 quarter dollar level.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, and legal costs, and depreciation and amortization of capitalized computers, purchased software and property. These expenses decreased 13% to $3.1 million for the quarter ended September 30, 2001 from $3.5 million for the same period in 2000. The decrease in expenses was due to lower spending on information technology, executive travel, and executive bonus compensation partially offset by higher facilities expense. As a percentage of revenue, management and administrative expenses were 29.1% in the quarter ended September 30, 2001, up from 19.8% for the quarter ended September 30, 2000, as spending decreased at a slower rate than revenue declined. Year to date, these expenses increased 9% to $9.6 million from $8.8 million in the prior year. As a percent of revenue, management and administrative expenses were 25.9% for the nine months ended September 2001, compared to 19.0% for the same period ending September 2000. In the December 2001 quarter we expect to incur a non-cash compensation charge if certain performance-based option criteria are met as of December 31, 2001. At the current stock price, the charge would be approximately $1.0 million or $0.08 per diluted share. Due to this expected non-cash charge, our December 2001 quarterly management and administrative expense is likely to increase from the September 2001 quarter dollar level.

Liquidity and capital resources. Cash and marketable securities decreased from $85.3 million as of June 30, 2001 to $76.7 million at September 30, 2001. This decrease results from the purchase of $11.8 million in treasury stock, partially offset by cash from operating activities of $2.9 million, and from stock option and purchase plans of $0.3 million.


During the September 2001 quarter, Inforte repurchased 1,297,202 shares of stock for $12.7 million at an average price of $9.79. Of the shares purchased, 96,000 were settled in the month of October for $0.9 million. The board approved a $25.0 million stock repurchase program on January 24, 2001 and as of September 30, 2001, $11.8 million remained authorized for repurchase. As of September 30, 2001, Inforte had 11,686,397 shares outstanding and $76.7 million in cash and marketable securities, resulting in $6.56 of cash and marketable securities per diluted share. At the end of the June 2001 quarter, cash and marketable securities per share were $6.62 per diluted share. As of September 30, 2001, the public float (shares not held by executive officers and directors) totaled 6.1 million shares or 52% of total outstanding shares.


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

If we are unable to accurately forecast our quarterly revenue our profitability may be reduced or eliminated.

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

If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have the experience and expertise to perform the services we provide to our clients are limited and competition for these individuals is intense. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been reduced significantly, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through September 30, 2001 have exercise prices of $8.56 to $71.81 with an average exercise price of $22.99. Since the current market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If employee retention rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce earnings per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive cash flow from operations. Our business has grown dramatically over the past several years. For example, our revenue has increased from $13.4 million in 1998, to $30.1 million in 1999 and to $63.8 million in 2000. As a result of the current U.S. economic environment and overcapacity in our industry, however, we expect revenue in 2001 to decline compared to 2000. For 2001 and 2002, industry demand is highly dependent on the macroeconomic environment, which heavily influences our clients' level of IT services spending. The level of IT spending is subject to rapid positive and negative changes. If the level of IT services spending declines further, we may not be profitable or achieve positive cash flow from operations in 2002. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth. Also, our senior management team has limited collective experience managing a public company or a business the current size of Inforte. Additionally, our management team has limited collective experience managing a business during an economic slowdown or recession.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals.

We currently have marketing relationships with software vendors, including Ariba, i2, Siebel, and Vignette. Although we have historically received a large number of business leads from these software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our revenues.

If we are unable to rapidly integrate third-party software, we may not be able to deliver solutions to our clients on a timely basis, resulting in lost revenues and potential liability.

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

At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. In the September 2001 quarter, our five largest clients accounted for 37% of revenue and our ten largest clients accounted for 62% of revenue. In 1999, our five largest clients accounted for 36% of revenue and our ten largest clients accounted for 55% of revenue. In 2000, our five largest clients accounted for 31% of revenue and our ten largest clients accounted for 46% of revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of these clients or if we were to fail to collect a large account receivable.

In addition, many of our contracts are short-term and provide that our clients can reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. During 2001 and 2002 we believe the uncertain economic environment increases the probability that services may be reduced or canceled.


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

Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to incur the expense of our services during the first half of the year. During 2001 and 2002, we do not expect this normal seasonal growth pattern, and have adjusted our recruiting and spending plans accordingly. Our cautious expectations for 2001 and 2002 are based upon slower U.S. economic growth that began in the second half of 2000 and business trends during 2001. If we are unable to predict the cyclical client demand in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.


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

In both the June 2001 quarter and the September 2001 quarter, our international revenues were over 10% of our total revenues. As our international revenue grows, we face additional risks that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes, compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, there are indications that the U.S. economic slowdown is spreading to the rest of the world, which could limit our ability to obtain international revenue going forward. These risk factors, as well as others not cited here, may negatively impact our business.


RISKS RELATED TO OUR INDUSTRY


If the rate of adoption of advanced information technology slows substantially, our revenues may decrease.

We market our services primarily to firms that want to adopt information technology that provides an attractive return on investment or helps provides a sustainable competitive advantage. Our revenues could decrease if companies decide not to integrate the latest technologies into their businesses due to economic factors, governmental regulations, financial constraints, or other reasons.

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

We expect that the terrorist attacks on September 11 of this year may have some impact on our business. Our clients, particularly those in the insurance, financial services, or software and technology businesses and those based in or near New York, may discover financial liabilities or experience business delays resulting from the attacks, or resulting from the impact the attacks may have on the overall economy or demand in a particular industry.

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

Inforte's average trading volume during 2001 has averaged approximately 95,000 shares per day. On any particular day, Inforte's trading volume can be less than 20,000 shares which increase the potential for volatile stock prices.

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


Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders.

As of September 30, 2001 the executive officers and directors set forth below, own approximately 47.1% of the outstanding shares of our common stock and own individually the percentage set forth opposite their names:

            o                 Philip S. Bligh                22.2%


            o                 Stephen C.P. Mack              19.3%


            o                 Nick Padgett                    5.6%

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



Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

In all categories of cash, cash equivalents and short-term and long-term marketable securities, Inforte invests only in highly liquid securities of high credit quality. All investments bear a minimum Standard & Poor's rating of A1, Moody's investor service rating of P1, or equivalent. Inforte believes that it does not have any material market risk exposure with respect to financial instruments.


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




                                                      Inforte Corp.

                                          By:     /s/ NICK PADGETT
November 14, 2001                              ---------------------------------
                                                      Nick Padgett,
                                                  Chief Financial Officer