Form 10-K
period 2001-12-31
INFORTE CORP
filed 2002-03-29
CIK 1099944

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    [_]
                        SECURITIES EXCHANGE ACT OF 1934

          For the Transition period from ____________ to ____________

                         Commission File No. 000-29239

                               -----------------

                                 INFORTE CORP.
            (Exact name of registrant as specified in its charter)

                               -----------------

                      Delaware
                   (State or other
                    jurisdiction               36-3909334
                 of incorporation or        (I.R.S. Employer
                    organization)        Identification Number)

                          150 North Michigan Avenue,
                      Suite 3400, Chicago, Illinois 60601
                   (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On March 4, 2002, 11,618,410 shares of the Registrant's common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant was approximately $60,000,000.

Certain portions of the Registrant's definitive proxy statement dated March 22, 2002 for the Annual Meeting of Stockholders to be held April 25, 2002 are incorporated by reference into Part III of this report.

================================================================================

                                 Inforte Corp.
                                   Form 10-K

                               December 31, 2001

                               Table of Contents

Item                                                                                       Page No.
----                                                                                       --------
                                            Part I

1.   Business.............................................................................     1
2.   Properties...........................................................................    12
3.   Legal Proceedings....................................................................    12
4.   Submission of Matters to a Vote of Security Holders..................................    12
4A.  Executive Officers of the Registrant.................................................    13

                                            Part II

5.   Market for Registrant's Common Equity and Related Stockholder Matters................    14
6.   Selected Consolidated Financial Data.................................................    15
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations    17
7A.  Quantitative and Qualitative Disclosures About Market Risk...........................    27
8.   Consolidated Financial Statements and Supplementary Data.............................    28
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.    46

                                           Part III

10.  Directors and Executive Officers of the Registrant...................................    46
11.  Executive Compensation...............................................................    46
12.  Security Ownership of Certain Beneficial Owners and Management.......................    46
13.  Certain Relationships and Related Transactions.......................................    46

                                            Part IV

14.  Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.........    47

     SIGNATURES...........................................................................    48

                                    PART I

ITEM 1. BUSINESS

The information in this document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained in this document that are not of historical fact, are intended to be, and are, ''forward-looking statements,'' which involve known and unknown risks. We generally use the following terms and similar expressions to identify forward-looking statements: ''anticipate,'' ''believe,'' ''estimate,'' ''expect,'' ''intend,'' ''may,'' ''plan,'' ''potential,'' ''should,'' ''could'' and ''will.'' Our actual results could differ from those indicated by the forward-looking statements made in this report. Accordingly, you should not place undue reliance on these forward-looking statements.

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

Overview

Strategic technology consultancy Inforte Corp. helps clients create strategies and implement technologies that capture, manage and integrate customer and other demand information into all aspects of the value chain, enabling companies to become more demand driven and demand responsive. We assist our clients in navigating through and succeeding in ever-changing economic environments by putting into action business and technology strategies that lower cost and drive revenue.

Our client base consists primarily of Global 2000 companies. Representative clients in the past year included Ariba, BNP Paribas, Carlson Companies, ConAgra Foods, CUNA Mutual, Elan Pharmaceuticals, Erickson Retirement Communities, Experian, LexisNexis, Maytag, Meriwest Credit Union, MTV Networks Europe, Prudential, PSS/World Medical, RAC Motoring Services, Siebel Systems and Sprint.

Our proprietary approach to planning and delivering projects, Velocity to Value
(V2V), has produced industry leading project efficiency metrics to help ensure we deliver projects on time and within budget. We believe our client advocacy approach and our rigorous delivery methodologies have helped us to achieve high levels of client satisfaction.

Inforte has grown rapidly since its inception in September 1993, with all of our growth through organic means rather than through mergers or acquisitions. Historically, we have funded our growth primarily through internally generated cash flow from operations and we have continued to generate positive cash flow since becoming a public company in February, 2000. As of December 31, 2001, we employed 294 people in our offices in Atlanta, Chicago, Dallas, London, Los Angeles, New York and San Francisco. Reflecting the importance we place on employee motivation and ownership, each of our employees is a stock or option holder.

Industry Background

A fluctuating economic environment has created many challenges for companies seeking growth, optimal profitability and increased efficiencies in highly competitive and rapidly changing markets. In order to achieve these goals in any economic environment, companies need to integrate, manage and better respond to customer demand. Demand chain management (DCM) solutions apply well-established forecasting techniques, allowing companies to trust the results, communicate them consistently and design an organization that systematically responds to demand.

The analysis, design and implementation of an effective DCM solution require special skills and expertise that many companies do not possess. These special skills include the ability to:

  . Identify the vital planning information that companies need to better manage by demand

  .  Integrate planning processes and systems across business functions

  . Develop integrated, demand-driven approaches to planning and executing operations

  .  Implement the technology required to support these solutions

The availability of high quality professionals experienced in creating, implementing and integrating demand chain management solutions is limited. It is often inefficient and difficult for companies seeking to implement their own demand solutions to hire, train and retain in-house personnel. As a result, businesses engage professional services firms to help them design and implement these strategies and solutions.

The Inforte Solution

Inforte offers demand chain management (DCM) solutions to help clients manage their businesses profitably by effectively identifying and reacting to changes in customer and market demand. To most effectively address the needs of our customers and the market environments of their businesses, we organize our solutions along vertical industries. Key elements of our solution include:

Demand Chain Management Integration. Inforte develops fast, useable strategies and provides the software tools needed to help companies be more agile and effective in responding to changes in market demand. Success in forecasting customer demand--and in responding proactively to that forecast--fosters customer acquisition and retention, helps develop partner and vendor relationships and improves sales, profitability and competitive advantage.

Demand chain management integration includes:

  . Strategy--developing an enterprise-level strategy that takes advantage of the latest technology to support demand-driven management;

  . Customer relationship management--transforming the once disconnected enterprise into an integrated experience, allowing customers to interact through multiple channels--via phone, fax, e-mail, wireless device, online live chat, or in person--while still enjoying a consistent, personalized experience;

  . Content management--developing integrated online solutions that solve real business problems, deliver measurable return on investment and provide true differentiation and competitive advantage;

  . Supply chain management--implementing supply chain management solutions such as demand planning and forecasting, customer order management, material and capacity planning, procurement and sourcing.

Advanced Technological Skills. Inforte identifies and uses the latest technology to design and build DCM solutions for clients to interact with customers and suppliers and to process business transactions effectively. Our mission is to deliver technology solutions which have strategic and operational benefits for our clients within a fixed price and fixed timeframe, and to transfer to our clients the best practices and skills that enable repeatable processes to continue after our engagement has ended.

Inforte delivers demand chain management solutions in close collaboration with several leading software companies, including Ariba, i2 Technologies, Siebel Systems and Vignette. These and other software providers partner with us to impact the critical areas of a company's business--from enhancing customer relationships to better managing the supply chain--helping them become more demand driven and customer focused. Many of these software vendors are also Inforte customers, engaging us to deploy solutions in their internal environments and to develop solutions that integrate their products with products of other software vendors.

To continuously maintain the high level of advanced technological skills among our staff, Inforte identifies, captures, organizes and disseminates our knowledge capital internally through an intranet-based system we call the Inforte Collaborative Environment, or ICE.

Collaborative Client Involvement. We believe our solutions are successful because they are developed in collaboration with our clients. Because the ultimate success of any project will depend upon the client's ability to effectively operate and support the related systems and technology on an ongoing basis, our co-management approach is designed to include substantial client participation in all phases of the project. This enables the client to have a thorough understanding of what has been done, how it was completed and why it was performed. The collaborative environment is further supported by allowing clients to access project deliverables through our ICE intranet. We believe our co-management philosophy differs from that of many service providers, who limit the client's role in project delivery. We believe our collaborative knowledge transfer philosophy has contributed to consistently high project success rates and client satisfaction.

Inforte Strategy

Inforte's strategy is to continue to help clients identify the vital planning information they need, then implement integrated planning processes and systems across business functions. The result becomes an integrated, demand driven approach to planning and executing operations. We provide the strategic thinking, technology enablement, systems integration and user experience that makes this possible and effective for clients around the world.

We intend to expand our relationships with existing clients and to develop relationships with additional Global 2000 companies and emerging enterprises. The following are the key elements of our strategy:

Maintain Demand Chain Management Solutions Focus. Inforte focuses on providing clients with demand chain management solutions that help companies become more demand responsive and demand driven, ultimately enabling them to increase profitability, lower costs and enhance their competitive positions. As technology constantly evolves, we update our offerings continually for clients by combining the latest technology with innovative business models. We will continue to seek to identify early technology trends and work closely with the providers of leading-edge technologies so that we offer our clients advanced technology solutions that enhance their ability to manage by demand. In turn, we expect this to enhance our ability to generate assignments from existing and new clients, achieve high margins, maintain our position of technological leadership and provide challenging assignments to our employees.

Ensure Continued Client Satisfaction. Inforte strives to ensure high client satisfaction. We survey clients each quarter to assess their satisfaction and link management compensation to these results. Our quarterly surveys ask clients open-ended questions on measurements they consider important and ask them to numerically score us on these factors. For comparability purposes, our client surveys also request numerical scores on nine set factors, including expertise, project management skills, business understanding, price and responsiveness.

Continue to Attract and Retain High Quality Personnel. Inforte's demand chain management focus requires that we retain highly motivated, intelligent people of exceptional quality. We believe the best way to continue to attract and retain highly qualified personnel is to provide an intellectually challenging environment, compensation equal to or better than our competitors and a strong corporate culture.

Continue Superior External and Internal Business Execution. We believe the most critical factor for successful operations and growth of a strategic technology consulting business is delivering high quality services consistently on time and within budget. Inforte emphasizes continuous improvement of our delivery expertise, including our V2V methodology, knowledge management and other internal processes to compete effectively in the future. We continue to refine the systems and processes that comprise our internal infrastructure, which we consider to be advanced for a company of our size.

Inforte Services

Inforte works with clients to determine how they can best design and implement demand chain management solutions to effectively navigate ever-changing economic environments, lower costs and drive revenues.

Inforte's organization by industry segment helps clients successfully manage and lead their businesses by delivering dynamic, demand-driven strategy and technology systems, which address the specific issues of a particular industry.

Inforte's industry expertise includes automotive, business services, chemicals and energy, communication services, consumer goods, financial services, healthcare, industrial goods, life sciences, media and entertainment, retail, technology, transportation and distribution and energy services.

Additionally, Inforte offers solution expertise that addresses the functions necessary to help clients succeed by delivering the strategic thinking, technology enablement, systems integration and user experience that makes demand-driven decision-making possible and effective for clients around the world.

Solutions include strategy, customer relationship management, content management and supply chain management.

Strategy. Inforte offers several rapid strategy engagements designed to assess the business need and value of a DCM process or technology. Inforte's proprietary Business Value Assessments (BVA) are workshop and interview-driven approaches that determine:

  . What quantitative, measurable benefits a firm can receive through better technology initiatives

  .  How those benefits relate to top business issues

  .  What is the lowest risk way to capture those benefits

Completed in just a few weeks, our strategic BVAs identify opportunities for improving demand management and help our clients close the gap between how a firm perceives its customers' needs and the reality of what its customers want.

Customer relationship management. Inforte helps companies move beyond initial sales force automation or call center CRM systems to develop integrated, customer-facing solutions. These solutions extend core sales and service capabilities to enhance customer loyalty and profitability, deliver measurable return on investment and provide true differentiation and competitive advantage.

Our CRM practice helps companies:

  . Refine their CRM strategy to align overall corporate strategy with industry best practices

  . Develop programs for identifying, acquiring, servicing and retaining profitable customers

  .  Deploy best-of-breed technology solutions that support the CRM vision

  . Ensure consistent, personalized and intelligent customer interactions across channels to optimize customer value and maximize revenue

  . Achieve measurable cost savings through effective implementation of CRM solutions that address strategy, process and technology

  . Increase profitability via loyalty programs that maximize customer lifetime values

  . Gain a competitive advantage by delivering targeted sales programs and superior service to customers

Content Management. Inforte is committed to helping companies move beyond simple content management to developing integrated online solutions that solve real business problems, deliver measurable return on investment and provide true differentiation and competitive advantage. Our Content Management practice helps companies:

  . Drive revenue growth through a holistic approach to building customer relationships and personalized, "one-to-one" online marketing

  . Ensure consistent, personalized and intelligent customer interactions across every channel by optimizing channel value and maximizing revenue potential

  . Achieve measurable cost savings through effective management of online properties, such as internet, intranet or extranet solutions

  . Develop effective portal strategies for improving customer, partner and employee relationships and effectiveness with timely and accurate delivery of online content

  . Examine existing technologies and strategies to determine the real benefits of integration with content management applications

Supply Chain Management. Supply chain management (SCM) planning and forecasting solutions are critical components to building and executing an effective DCM strategy. Our focus on providing comprehensive SCM solutions helps companies:

  .  Increase visibility to constantly changing demand signals

  .  Increase revenue opportunities with a better product mix

  .  Reduce inventory and freight expenses

  .  Minimize overtime expenses and material shortages

  . Reduce "maverick" buying, rationalize suppliers and compress order cycle time

  .  Realize significant return on investment from time and cost savings

All Inforte projects are governed by our V2V project delivery methodology. We structure and price our projects in shorter, multiple phases to ensure that each phase meets the client's business objectives.

Clients

During 2001 our top five clients equaled 36 percent of total revenue and our top ten clients equaled 54 percent of total revenue. No single customer provided Inforte with over 10 percent of total 2001 revenue.

Sales and Marketing

Inforte markets with a team-selling approach that combines dedicated sales professionals, senior delivery executives and specific solutions leads. We believe our team model is superior to a traditional professional services sales model where one individual must manage the sales process in addition to providing the services. Our dedicated sales professionals focus primarily on selling to new customers, while our delivery and solutions leads focus primary on maintaining and extending relationships with existing customers.

We use a proprietary sales and marketing methodology called SAMM to capture detailed information on sales opportunities. SAMM is based on a heavily customized customer relationship management system to track potential contracts at each of the 11 stages of our sales cycle. We project revenue based on a probability analysis of each sales opportunity, allowing us to manage continually our staffing needs and spending plans.

Our market development efforts are designed to build Inforte's brand name and recognition in the marketplace and generate leads for new business. Our activities include strategic direct marketing programs, seminars and briefings that target corporate executives, public speaking opportunities, attendance at industry conferences, regular meetings with industry analysts, public relations programs, electronic brochures and use of web site properties such as inforte.com.

We complement our internal sales and marketing processes with select formalized industry alliances. We receive leads from a number of well-known software vendors with whom we have strategic, non-exclusive marketing relationships, including Ariba, i2 Technologies, Siebel Systems and Vignette, among others. We search continually for leading software vendors with whom we can share business leads, and expect to add new relationships from time to time, as well as work with other software vendors with whom we do not have formalized relationships.

People & Culture

Our headcount was 122 people at the end of 1998, 257 people at the end of 1999, 442 people at the end of 2000 and 294 employees as of December 31, 2001. Of these, 217 are consultants, 26 are in sales and marketing, including 19 quota-based sales personnel, 9 are in human resources and 42 are management or administrative personnel. None of our employees is represented by a labor union, and we believe our employee relations are excellent.

We consider our culture to be rewarding and fun and think it is a key reason we are able to attract and retain high quality employees. We have sophisticated recruiting, retention and career development processes that have resulted in ratios for internal employee referrals, offers-to-acceptances and voluntary turnover that we believe are among the best in the industry. All employees receive stock options when they join Inforte, as we believe that equity ownership is an important component of employee motivation and compensation.

Competition

We compete in the information technology professional services market, which is highly competitive. Despite the elimination of many players over the past year, competition has intensified due to reduced spending on information technology in a tough economic environment. We expect this to continue. We believe that our competitors fall into several categories, including the following:

  . The past and current consulting arms of global accounting firms, to include Accenture, Andersen, Cap Gemini Ernst & Young, Deloitte Consulting, KPMG Consulting and PwC Consulting

  . Technology consulting firms such as Answerthink, Braun Consulting, and Sapient

  . Large systems integration or outsourcing firms such as Computer Sciences Corp., EDS and IBM Global Services

  . Strategy consulting firms such as Bain, Booz-Allen & Hamilton, Boston Consulting Group, DiamondCluster and McKinsey

  .  Professional services divisions of software application vendors

  . Internal information technology departments of current and potential clients.

Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do.

However, we believe that only a few of our competitors possess all of the skills necessary to offer the comprehensive demand chain management strategies and solutions that we provide.

We believe that the principal competitive factors in the information technology professional services market are a model that integrates demand levers into the value chain, a proven record of project delivery and high customer satisfaction. We believe that our service offerings allow us to compete favorably in all of the above areas.

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

The level of spending by clients and potential clients on information technology in the United States has slowed and become less certain. We believe the uncertainty stems from the rapid slowing of growth in Gross Domestic Product in the United States that began in the second half of calendar 2000. In some cases the uncertainty has reduced the overall number and size of projects available for bid. In other cases the uncertainty has resulted in project deferrals, project scope reductions or limited follow-on projects at existing clients. While our revenue forecast methods are sophisticated and have proven accurate historically, we believe the recent environment adds greater risk and uncertainty to our forecasts. If we fail to accurately forecast revenue, our actual results may differ materially from the amounts planned, and our profitability may be reduced or eliminated.

If we fail to identify and successfully transition to the latest and most demanded solutions or keep up with an evolving industry, we will not compete successfully for clients and our profits may decrease.

We focus on providing our clients solutions that employ the latest technologies. If we fail to identify the latest solutions, or if we identify but fail to successfully transition our business to solutions with growing demand, our reputation and our ability to compete for clients and the best employees could suffer. If we cannot compete successfully for clients, our revenues may decrease. Also, if our projects do not involve the latest and most demanded solutions, they would generate lower fees.

Because our market changes constantly, some of the most important challenges facing us are the need to:

  .  effectively use the latest technologies;

  .  continue to develop our strategic and technical expertise;

  . influence and respond to emerging industry standards and other technological changes;

  . identify and effectively market solutions with growing demand during a period of slower technological advancement and adoption;

  .  enhance our current services; and

  .  develop new services that meet changing customer needs.

All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges, especially during a substantial economic slowdown or a recession when right sizing the business for lower demand diverts resources and senior management's attention.

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

If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have the experience and expertise to market, sell and perform the services we provide to our clients are limited and competition for these individuals is intense. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been reduced significantly, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through December 31, 2001 have exercise prices of $8.56 to $71.81. The average exercise price of all options outstanding at December 31, 2001 is $15.80. Since the current market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee retention rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce earnings per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive cash flow from operations. Our business grew dramatically from 1993 through 2000. For example, our revenue increased from $13.4 million in 1998, to $30.1 million in 1999 and to $63.8 million in 2000. As a result of the current U.S. economic environment and overcapacity in our industry however, revenue in 2001 was $47.7 million, a 25% decline compared to 2000. For 2002, industry demand is highly dependent on the macroeconomic environment, which heavily influences our clients' level of information technology services spending and competition among service providers. The level of information technology spending is subject to rapid positive and negative changes. If the level of spending declines further, we may not be profitable or achieve positive cash flow from operations in 2002. Currently, we expect revenue to decline to $8.5 million per quarter or to $34.0 million in 2002. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth. Also, our senior management team has limited collective experience managing a public company or a business the current size of Inforte and our management team has limited collective experience managing a business during an economic slowdown or recession.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals.

We currently have marketing relationships with software vendors, including Ariba, i2, Siebel and Vignette. Although we have historically received a large number of business leads from these software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our revenues.

If we are unable to rapidly integrate third-party software, we may not be able to deliver solutions to our clients on a timely basis, resulting in lost revenues and potential liability.

In providing client services, we recommend that our clients use software applications from a variety of third-party vendors. If we are unable to implement and integrate this software in a fully functional manner for our clients, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of services. Software often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential clients, our current and future solutions may contain serious defects due to third-party software or software we develop or customize for clients. Serious defects or errors could result in liability for damages, lost revenues or a delay in implementation of our solutions.

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable.

At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. In the December 2001 quarter, our five largest clients accounted for 43% of revenue and our ten largest clients accounted for 63% of revenue. In 2001, our five largest clients accounted for 36% of revenue and our ten largest clients accounted for 54% of revenue. In 2000, our five largest clients accounted for 31% of revenue and our ten largest clients accounted for 46% of revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of these clients or if we were to fail to collect a large account receivable.

In addition, many of our contracts are short-term and provide that our clients can reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. During 2002 we believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to incur the expense of our services during the first half of the year. During 2002, we do not expect this normal seasonal growth pattern, and have adjusted our headcount, recruiting and spending plans accordingly. Our cautious expectations for 2002 are based upon an uncertain economic environment in the United States and Europe. If we are unable to predict the cyclical client demand in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, and significantly greater financial, technical, marketing, and public relations resources than we do. We may be unable to compete with full-service consulting companies, including the past and current consulting divisions of the largest global accounting firms, who are able to offer their clients a wider range of services. If our clients decide to take their information technology professional services projects to these companies, our revenues may decline. It is possible that in uncertain economic times our clients may prefer to work with larger firms to a greater extent than normal. In addition, new professional services companies may provide services similar to ours at a lower price, which could cause our revenues to decline.

Our expansion and growth internationally could negatively affect our business.

In 2001, our international revenues were over 10% of total revenues. In the December 2001 quarter, international revenue exceeded 15% of total revenue. As our international revenue grows, we face additional risks that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, there are indications that the U.S. economic slowdown is spreading to the rest of the world, which could limit our ability to obtain international revenue going forward. These risk factors, as well as others not cited here, may negatively impact our business.

                         RISKS RELATED TO OUR INDUSTRY

If the rate of adoption of advanced information technology slows substantially, our revenues may decrease.

We market our services primarily to firms that want to adopt information technology that provides an attractive return on investment or helps provides a sustainable competitive advantage. Our revenues could decrease if companies decide not to integrate the latest technologies into their businesses due to economic factors, governmental regulations, financial constraints or other reasons.

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

We expect that the terrorist attacks on September 11, 2001 may have some impact on our business. Our clients, particularly those in the insurance, financial services, or software and technology businesses and those based in or near New York, may discover financial liabilities or experience business delays resulting from the attacks, or resulting from the impact the attacks may have on the overall economy or demand in a particular industry.

If the supply of information technology companies and personnel continues to exceed demand, this may adversely impact the pricing of our projects and our ability to win business.

Beginning in the second half of 2000 many firms in our industry announced significant employee layoffs and lower rates of utilization of billable personnel. An oversupply of technology professionals may reduce the price clients are willing to pay for our services. An oversupply may also increase the talent pool for potential clients who may choose to complete projects in-house rather than use an outside consulting firm such as Inforte. Lower utilization rates increase the likelihood that a competitor will reduce their price to secure business in order to improve their utilization rate. The extent to which pricing and our ability to win business may be impacted is a function of both the magnitude and duration of the supply and demand imbalance in our industry.

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

Inforte's average trading volume during 2001 has averaged approximately 87,000 shares per day. On any particular day, Inforte's trading volume can be less than 20,000 shares which increase the potential for volatile stock prices.

Volatility of our stock price could result in expensive class action litigation.

If our common stock suffers from volatility like the securities of other technology companies, we have a greater risk of further securities class action litigation claims. One such claim is pending presently. Litigation could result in substantial costs and could divert our resources and senior management's attention. This could harm our productivity and profitability.

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders.

As of December 31, 2001 the executive officers and directors set forth below, own approximately 45.3% of the outstanding shares of our common stock and own individually the percentage set forth opposite their names:

                           .  Philip S. Bligh   22.0%

                           .  Stephen C.P. Mack 18.1%

                           .  Nick Padgett       5.2%

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

ITEM 2. PROPERTIES

Our headquarters are located in Chicago, Illinois. Senior management, sales, marketing, human resources and administrative personnel, as well as the Chicago-based consultants use this facility. We have two subleases for a total of 50,765 square feet in Chicago. The primary sublease for 33,065 square feet expires in December 2005 with no option to renew. The secondary sublease for 17,700 square feet expires in June 2006 with no option to renew. We have regional offices for our regional personnel. We lease 22,529 square feet in Irvine, California and this lease term expires in July 2006 with an option to renew. We lease 4,480 square feet in Irving, Texas and this lease term expires in May 2005 with an option to renew. We have also entered into various short-term leases for professional office space in San Mateo, California, Jersey City, New Jersey, Alpharetta, Georgia, and London, England.

ITEM 3. LEGAL PROCEEDINGS

Inforte Corp. and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, as officers of Inforte, have been named as defendants in Brian Padgett v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The complaint alleges violations of federal securities laws in connection with our initial public offering (IPO) occurring in February 2000 based on alleged omissions in our prospectus relating to compensation payable to, and the manner of distribution of our IPO shares by, our underwriters. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The complaint also does not allege that we or Messrs. Bligh, Mack and Padgett knew of these alleged omissions. We believe that we and our officers have meritorious defenses to the claims and we intend to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to our executive officers:

           Name        Age                    Position
           ----        ---                    --------
     Philip S. Bligh   34  Chief Executive Officer and Chairman
     Stephen C.P. Mack 36  Chief Operating Officer, President and Director
     Nick Padgett      35  Chief Financial Officer and Director

Philip S. Bligh co-founded Inforte and has served as chairman of the board of directors of Inforte since inception in September 1993. Mr. Bligh also currently serves as chief executive officer. Before founding Inforte, Mr. Bligh served in various technology consulting roles for Accenture from October 1988 to February 1991 and as a project manager for Systems Software Associates, an enterprise software provider, from April 1991 through Inforte's founding. Mr. Bligh holds a B.S. in chemical engineering from University College London, England.

Stephen C.P. Mack joined Inforte in October 1994 and has served as a director since that time. Mr. Mack is currently Inforte's chief operating officer and president. Before joining Inforte, from February 1988 to October 1994, Mr. Mack worked at Accenture, where he was, most recently, a project manager responsible for the design and implementation of enterprise-wide operational and decision support systems for large, multinational corporations. Mr. Mack holds a Master's degree in engineering and management from the University of Birmingham, England.

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

Key Employees

We have many other key employees. A partial listing follows:

   Executive Vice President
   Nick Heyes

   Senior Vice President
   Richard Ingleton

   Vice President

                Adrian Ball   Jeff Kavanaugh  Roger Neale
                Robert Beach  Terry Kiely     Michael Passilla
                Daniel Gathof Andrew LaCivita Simon Prowse
                Kevin Gothelf Tom Madison     Ronald Scheuman
                Jeff Hiser    Richard Miller  Christian Sprinkle
                David Karp    Carlos Navarro  Darius Vaskelis

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol ''INFT.'' Our initial public offering of stock was February 17, 2000 at $32.00 per share. The price range reflected in the table below, is the highest and lowest closing sale price for our stock as reported by the Nasdaq National Market during each quarter the stock had been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program has no expiration and will be used to make periodic purchases at Inforte's discretion to offset the dilutive impact from Inforte's stock option and employee stock purchase programs. As of March 4, 2002, there were approximately 3,606 stockholders, including stockholders of record and holders in street name, and the price per share of our common stock was $9.36.

                                                 Three Months Ended
                       -----------------------------------------------------------------------
                       Mar. 31, Jun. 30, Sep. 30, Dec. 31, Mar. 31, Jun. 30, Sep. 30, Dec. 31,
                         2000     2000     2000     2000     2001     2001     2001     2001
                       -------- -------- -------- -------- -------- -------- -------- --------
Price range per share:
   Low................  $48.00   $22.25   $31.06   $10.81   $ 7.69   $ 7.74   $ 9.26   $ 8.98
   High...............  $80.44   $51.38   $56.13   $36.75   $23.00   $14.68   $12.80   $14.00

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 are derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998, and 1999 are derived from our audited consolidated financial statements, which are not included in this Form 10-K.

                                                                Year ended December 31,
                                                        ---------------------------------------
                                                         1997    1998    1999    2000    2001
                                                        ------  ------- ------- ------- -------
                                                         (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues............................................... $5,056  $13,447 $30,088 $63,839 $47,736
Operating expenses:....................................
   Project personnel and related expenses..............  2,722    6,830  12,846  28,182  26,334
   Sales and marketing.................................    829    1,467   4,949   8,584   7,073
   Recruiting, retention, and training.................    694    1,165   2,987   6,360   2,869
   Management and administrative.......................    951    2,692   5,617  12,831  13,207
   Non-cash stock compensation expense (1).............     --       --      --      --   1,374
                                                        ------  ------- ------- ------- -------
Total operating expenses...............................  5,196   12,154  26,399  55,957  50,857
                                                        ------  ------- ------- ------- -------
Operating income (loss)................................   (140)   1,293   3,689   7,882  (3,122)
Interest income (expense), net and other...............    (22)      23     147   3,387   3,433
                                                        ------  ------- ------- ------- -------
Income (loss) before income taxes......................   (162)   1,316   3,836  11,269     311
Income tax expense.....................................     --       --   1,287   4,395     503
                                                        ------  ------- ------- ------- -------
Net income (loss)...................................... $ (162) $ 1,316 $ 2,549 $ 6,874 $  (192)
                                                        ======  ======= ======= ======= =======
Earnings per share
   Basic...............................................                         $  0.57 $ (0.02)
                                                                                ======= =======
   Diluted.............................................                         $  0.51 $ (0.02)
                                                                                ======= =======
Weighted-average common shares outstanding:
   Basic...............................................                          12,051  12,472
                                                                                ======= =======
   Diluted.............................................                          13,501  12,472
                                                                                ======= =======
Pro forma information (unaudited):
Pro forma operating income (loss) (1).................. $ (140) $ 1,293 $ 3,689         $(1,748)
Interest income (expense), net and other...............    (22)      23     147           3,433
Pro forma income (loss) before pro forma income taxes..   (162)   1,316   3,836           1,685
Pro forma income tax expense (benefit) (2).............    (51)     539   1,542             503
                                                        ------  ------- -------         -------
Pro forma net income (loss)............................ $ (111) $   777 $ 2,294         $ 1,182
                                                        ======  ======= =======         =======
Pro forma earnings per share (unaudited):
   Basic............................................... $(0.02) $  0.14 $  0.27         $  0.09
                                                        ======  ======= =======         =======
   Diluted............................................. $(0.02) $  0.08 $  0.21         $  0.09
                                                        ======  ======= =======         =======
Pro forma weighted-average common shares outstanding:
   Basic...............................................  5,264    5,517   8,636          12,472
                                                        ======  ======= =======         =======
   Diluted.............................................  5,264   10,143  10,786          13,274
                                                        ======  ======= =======         =======
Balance Sheet Data (at period end):
Cash and short-term and long-term marketable securities $   66  $ 2,698 $ 3,792 $82,997 $75,117
Working capital........................................    155    1,006     793  65,318  47,639
Total assets...........................................  1,168    5,581  12,957  99,903  86,459
Long-term debt, net of current portion.................     24       --      --      --      --
Stockholders' equity...................................    250    1,661   2,301  83,044  72,203

                                                  (Footnotes on following page)

(1) In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374 for a performance-based option, which is recognized as an expense under GAAP. This option was granted in 1997 with an exercise price equal to the fair market value at the time of grant and with vesting based on achieving specified corporate performance criteria. Once vesting is probable (the "measurement date") GAAP requires recording of an expense equal to the difference between fair market value on the measurement date and the exercise price times the number of shares granted under the option. With typical time-based vesting criteria, the measurement date equals the grant date and no expense is recorded normally. The performance-based vesting criteria on this option was more difficult to achieve than the normal time-based criteria of a typical Inforte option. Thus, Inforte believes that the application of GAAP to this option grant, which results in lower GAAP earnings despite vesting criteria more advantageous to Inforte than typical, is misleading to investors and reduces comparability of results from different periods. The pro forma information shows results excluding this non-cash expense. This expense had no impact on income tax expense. The pro forma diluted earnings per share calculation uses weighted average common shares outstanding that include dilutive common stock equivalents. There will be no expense from this option in future years.
(2) During the three years ended December 31, 1998, Inforte operated as a sub-chapter S corporation under the Internal Revenue Code and in some of the states in which we did business. As a result, any taxable earnings or loss flowed through to Inforte stockholders. The pro forma net income
    (loss) data assumes that Inforte was subject to income tax had we always operated as a C corporation. In 1999, Inforte was a C corporation; however, the conversion from a sub-chapter S corporation to a C corporation resulted in a tax benefit for accounting purposes due to the recording of deferred tax benefits, increasing earnings per share. The pro forma earnings per share for the year ended December 31, 1999 reflects the earnings per share Inforte would have reported without the one-time conversion to a C corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with ''Selected Financial Data'' and our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-K. The following discussions contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, particularly those identified in ''Risk Factors.''

                                   OVERVIEW

Strategic technology consultancy Inforte Corp. helps clients create strategies and implement technologies that capture, manage and integrate customer and other demand information into all aspects of the value chain, enabling companies to become more demand driven and demand responsive. We assist our clients in navigating through and succeeding in ever-changing economic environments by putting into action business and technology strategies that lower cost and drive revenue. Inforte's client advocacy approach and rigorous delivery methodologies have garnered the trust of Global 2000 clients, produced industry-leading project-efficiency metrics and helped Inforte earn references from 100 percent of its clients. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta, Dallas, London, Los Angeles, New York and San Francisco.

Inforte works with clients to determine how they can best design and implement demand chain management solutions to effectively capitalize on the latest information technology. The majority of revenue is from professional services performed on a fixed-price basis; however, we also perform services on a time-and-materials basis. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days, which we perform on a fixed-price basis. This work enables us to determine with our clients the scope of successive phases for design and implementation, which in total generally last three to nine months, and to decide whether we will perform these additional phases for a fixed price or on a time-and-materials basis. Whether we use fixed pricing or time-and-material pricing depends upon our assessment of the project's risk, and how precisely our clients are able to define the scope of activities they wish us to perform. Fixed prices are based on estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline and the technical complexity of the solution.

We ask clients to pay 25%-50% of our fixed-price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs. We bill the remainder in advance of the work performed based upon a predetermined billing schedule over the course of the engagement. We recognize revenues from fixed-price contracts on the percentage-of-completion method, based on the ratio of costs incurred to total estimated costs. Amounts billed before we perform services are classified as deferred revenue. We bill time-and-materials projects twice per month on the 15th and last day of each month. We recognize time-and-materials revenues as we perform the services. Through 2001, we did not include in our revenues the reimbursable expenses we charge to our clients, on either fixed-price or time-and-material projects, as we believe this is the most meaningful presentation of our income statement. In 2002, we will include reimbursable expenses in revenue and expense and we will reclassify prior periods in the comparative consolidated financial statements as now required by the Financial Accounting Standards Board. See "Recent Accounting Pronouncements" for more information.

Our revenues and earnings may fluctuate from quarter to quarter based on factors within and outside of our control. These include:

  . The variability in market demand for strategic technology professional services and our ability to win business;

  .  The degree of competitive pricing;

  .  The length of the sales cycle associated with our service offerings;

  .  The number, size and scope of our projects;

  .  The efficiency with which we deliver projects and use our people;

  .  The compensation that we pay our people; and

  .  Our ability to keep expenses within budget.

If revenues do not increase at a rate at least equal to increases in expenses, our results of operations could be materially and adversely affected.

Results of Operations

The following table sets forth the percentage of revenues of certain items included in Inforte's consolidated statement of operations:

                                                           Year ended December 31,
                                                           ---------------------
                                                            1999     2000  2001
                                                           -----    -----  -----
Revenues.................................................. 100.0%   100.0% 100.0%
Operating expenses:
   Project personnel and related expenses.................  42.7     44.1   55.2
   Sales and marketing....................................  16.4     13.4   14.8
   Recruiting, retention and training.....................   9.9     10.0    6.0
   Management and administrative..........................  18.7     20.1   27.7
   Non-cash stock compensation expense....................   0.0      0.0    2.9
                                                           -----    -----  -----
Total operating expenses..................................  87.7     87.7  106.5
                                                           -----    -----  -----
Operating income (loss)...................................  12.3     12.3   (6.5)
Interest income, net and other............................   0.5      5.3    7.2
                                                           -----    -----  -----
Income before income taxes................................  12.7     17.7    0.7
                                                           -----    -----  -----
Income tax expense........................................            6.9    1.1
                                                                    -----  -----
Net income (loss).........................................           10.8%  (0.4)%
                                                                    =====  =====
Pro forma information (1):
Revenues..................................................                 100.0%
Operating expenses:
   Project personnel and related expenses.................                  55.2
   Sales and marketing....................................                  14.8
   Recruiting, retention and training.....................                   6.0
   Management and administrative..........................                  27.7
   Non-cash, non-recurring stock compensation expense (1).                   0.0
                                                                           -----
Total pro forma operating expenses........................                 103.7
                                                                           -----
Pro forma operating income (loss).........................                  (3.7)
Interest, income, net and other...........................                   7.2
                                                                           -----
Pro forma income before pro forma income taxes............  12.7             3.5
Pro forma income tax expense..............................   5.1             1.1
                                                           -----           -----
Pro forma net income......................................   7.6%            2.5%
                                                           =====           =====

(1) In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374 for a performance-based option, which is recognized as an expense under GAAP. This option was granted in 1997 with an exercise price equal to the fair market value at the time of grant and with vesting based on achieving specified corporate performance criteria. Once vesting is probable (the "measurement date") GAAP requires recording of an expense equal to the difference between fair market value on the measurement date and the exercise price times the number of shares granted under the option. With typical time-based vesting criteria, the measurement date equals the grant date and no expense is recorded normally. The performance-based vesting criteria on this option was more difficult to achieve than the normal time-based criteria of a typical Inforte option. Thus, Inforte believes that the application of GAAP to this option grant, which results in lower GAAP earnings despite vesting criteria more advantageous to Inforte than typical, is misleading to investors and reduces comparability of results from different periods. The pro forma information shows results excluding this non-cash expense. This expense had no impact on income tax expense. The pro forma diluted earnings per share calculation uses weighted average common shares outstanding that include dilutive common stock equivalents. There will be no expense from this option in future years.

Quarterly Results of Operations

The following tables set forth certain unaudited quarterly results of operations of Inforte for 2000 and 2001. The quarterly operating results are not necessarily indicative of future results of operations.

                                                        Three Months Ended (unaudited)
                                            -------------------------------------------------------
                                            Mar. 31, 2000 Jun. 30, 2000 Sep. 30, 2000 Dec. 31, 2000
                                            ------------- ------------- ------------- -------------
Revenues...................................  $12,290,000   $16,393,162   $17,790,784   $17,365,014
Operating expenses:
   Project personnel and related expenses..    5,408,772     7,123,510     7,910,215     7,739,504
   Sales and marketing.....................    1,561,941     2,228,910     2,359,848     2,433,030
   Recruiting, retention and training......    1,406,296     2,100,327     1,731,123     1,122,595
   Management and administrative...........    2,443,543     2,880,835     3,525,504     3,980,624
                                             -----------   -----------   -----------   -----------
Total operating expenses...................   10,820,552    14,333,582    15,526,690    15,275,753
                                             -----------   -----------   -----------   -----------
Operating income...........................    1,469,448     2,059,580     2,264,094     2,089,261
Interest income, net, and other............      340,501       900,979     1,053,800     1,091,126
                                             -----------   -----------   -----------   -----------
Income before income taxes.................    1,809,949     2,960,559     3,317,894     3,180,387
Income tax expense.........................      778,344     1,131,140     1,244,994     1,240,351
                                             -----------   -----------   -----------   -----------
Net income.................................  $ 1,031,605   $ 1,829,419   $ 2,072,900   $ 1,940,036
                                             ===========   ===========   ===========   ===========
Earnings per share
   Diluted (1).............................  $      0.08   $      0.13   $      0.15   $      0.14
                                             ===========   ===========   ===========   ===========
Weighted-average common shares outstanding:
   Diluted.................................   12,431,917    13,832,411    13,946,224    13,803,361
                                             ===========   ===========   ===========   ===========

                                                       Three Months Ended (unaudited)
                                           ------------------------------------------------------
                                           Mar. 31, 2000 Jun. 30, 2000 Sep. 30, 2000 Dec. 31, 2000
                                           ------------- ------------- ------------- -------------
As a percentage of revenues:
Revenues..................................     100.0%        100.0%        100.0%        100.0%
Operating expenses:
   Project personnel and related expenses.      44.0          43.5          44.5          44.6
   Sales and marketing....................      12.7          13.6          13.3          14.0
   Recruiting, retention and training.....      11.4          12.8           9.7           6.5
   Management and administrative..........      19.9          17.6          19.8          22.9
                                               -----         -----         -----         -----
Total operating expenses..................      88.0          87.4          87.3          88.0
                                               -----         -----         -----         -----
Operating income..........................      12.0          12.6          12.7          12.0
Interest income, net, and other...........       2.8           5.5           5.9           6.3
                                               -----         -----         -----         -----
Income before income taxes................      14.7          18.1          18.6          18.3
Income tax expense........................       6.3           6.9           7.0           7.1
                                               -----         -----         -----         -----
Net income................................       8.4%         11.2%         11.7%         11.2%
                                               =====         =====         =====         =====

                                                            Three Months Ended (unaudited)
                                                ------------------------------------------------------
                                                Mar. 31, 2001 Jun. 30, 2001 Sep. 30, 2001 Dec. 31, 2001
                                                ------------- ------------- ------------- -------------
Revenues.......................................  $14,051,153   $12,537,832   $10,600,439   $10,546,182
Operating expenses:
   Project personnel and related expenses......    7,396,824     7,378,815     5,876,560     5,681,583
   Sales and marketing.........................    1,858,591     2,129,456     1,804,975     1,280,368
   Recruiting, retention and training..........      924,081       709,957       596,767       638,551
   Management and administrative...............    3,447,453     3,098,569     3,083,137     3,577,892
   Non-cash stock compensation expense.........           --            --            --     1,374,000
                                                 -----------   -----------   -----------   -----------
Total operating expenses.......................   13,626,949    13,316,797    11,361,439    12,552,394
                                                 -----------   -----------   -----------   -----------
Operating income (loss)........................      424,204      (778,965)     (761,000)   (2,006,212)
Interest income, net, and other................    1,013,331       898,435       870,372       651,298
                                                 -----------   -----------   -----------   -----------
Income (loss) before income taxes..............    1,437,535       119,470       109,372    (1,354,914)
Income tax expense.............................      503,134            --            --            --
                                                 -----------   -----------   -----------   -----------
Net income (loss)..............................  $   934,401   $   119,470   $   109,372   $(1,354,914)
                                                 ===========   ===========   ===========   ===========
Earnings per share:
   Diluted (1).................................  $      0.07   $      0.01   $      0.01   $     (0.12)
                                                 ===========   ===========   ===========   ===========
Weighted-average common shares outstanding:
   Diluted.....................................   13,699,582    13,632,087    13,521,401    11,604,596
                                                 ===========   ===========   ===========   ===========
Pro forma information:
Pro forma operating income (loss) (2)..........                                               (632,212)
Interest income, net and other.................                                                651,298
                                                                                           -----------
Pro forma income (loss) before pro forma income
  taxes........................................                                                 19,086
                                                                                           -----------
Income tax expense.............................                                                     --
                                                                                           -----------
Pro forma net income (loss)....................                                                 19,086
                                                                                           -----------
Pro forma earnings per share (unaudited):
   Diluted.....................................                                            $      0.00
                                                                                           ===========
Pro forma weighted-average common shares
  outstanding:
   Diluted.....................................                                             12,244,785
                                                                                           ===========

                                                             Three Months Ended (unaudited)
                                                ------------------------------------------------------
                                                Mar. 31, 2001 Jun. 30, 2001 Sep. 30, 2001 Dec. 31, 2001
                                                ------------- ------------- ------------- -------------
As a percentage of revenues:
Revenues.......................................        100.0%        100.0%        100.0%        100.0%
Operating expenses:
   Project personnel and related expenses......         52.6          58.9          55.4          53.9
   Sales and marketing.........................         13.2          17.0          17.0          12.1
   Recruiting, retention and training..........          6.6           5.7           5.6           6.1
   Management and administrative...............         24.5          24.7          29.1          33.9
   Non-cash stock compensation expense.........          0.0           0.0           0.0          13.0
                                                 -----------   -----------   -----------   -----------
Total operating expenses.......................         97.0         106.2         107.2         119.0
                                                 -----------   -----------   -----------   -----------
Operating income...............................          3.0          (6.2)         (7.2)        (19.0)
Interest income, net, and other................          7.2           7.2           8.2           6.2
                                                 -----------   -----------   -----------   -----------
Income before income taxes.....................         10.2           1.0           1.0         (12.8)
Income tax expense (benefit)...................          3.6           0.0           0.0           0.0
                                                 -----------   -----------   -----------   -----------
Net income.....................................          6.6%          1.0%          1.0%        (12.8%)
                                                 ===========   ===========   ===========   ===========
Earnings per share:
   Diluted (1).................................  $      0.07   $      0.01   $      0.01   $     (0.12)
                                                 ===========   ===========   ===========   ===========
Weighted-average common shares outstanding:
   Diluted.....................................   13,699,582    13,632,087    13,521,401    11,604,596
                                                 -----------   -----------   -----------   -----------
Pro forma information:.........................
Pro forma operating income (loss) (2)..........                                                   (6.0%)
Interest income, net and other.................                                                    6.2
                                                                                           -----------
Pro forma income (loss) before pro forma income
  taxes........................................                                                    0.2
Income tax expense.............................                                                    0.0
                                                                                           -----------
Pro forma net income (loss)....................                                                    0.2%
                                                                                           ===========
Pro forma earnings per share (unaudited):
   Diluted.....................................                                            $      0.00
                                                                                           ===========
Pro forma weighted-average common shares
  outstanding:
   Diluted.....................................                                             12,244,785
                                                                                           -----------

(1) Sum of quarters does not equal year due to differences in average shares outstanding.
(2) In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374 for a performance-based option, which is recognized as an expense under GAAP. This option was granted in 1997 with an exercise price equal to the fair market value at the time of grant and with vesting based on achieving specified corporate performance criteria. Once vesting is probable (the "measurement date") GAAP requires recording of an expense equal to the difference between fair market value on the measurement date and the exercise price times the number of shares granted under the option. With typical time-based vesting criteria, the measurement date equals the grant date and no expense is recorded normally. The performance-based vesting criteria on this option was more difficult to achieve than the normal time-based criteria of a typical Inforte option. Thus, Inforte believes that the application of GAAP to this option grant, which results in lower GAAP earnings despite vesting criteria more advantageous to Inforte than typical, is misleading to investors and reduces comparability of results from different periods. The pro forma information shows results excluding this non-cash expense. This expense had no impact on income tax expense. The pro forma diluted earnings per share calculation uses weighted average common shares outstanding that include dilutive common stock equivalents. There will be no expense from this option in future years.

Years ended December 31, 2000 and 2001

Revenues. Revenues decreased $16.1 million or 25% to $47.7 million for the year ended December 31, 2001 from $63.8 million for the year ended December 31, 2000. Although we have historically experienced growth in our revenues, the market for strategic technology consulting services has decreased significantly in 2001 due to the U.S. recession and the negative impact that heightened economic uncertainty has on information technology spending. For the year ended December 31, 2001, we had 43 significant clients with each of these clients contributing $1.0 million to revenue on average. We had 43 significant clients during the year ended December 31, 2000, each contributing $1.3 million to revenue on average. We did not have a client accounting for more than 10% of our revenues in either 2000 or 2001. On a quarterly basis in 2000, revenue followed typical seasonal patterns with higher sequential growth during the first half of 2000. This pattern did not hold in 2001, however, as revenue declined sequentially each quarter due to the U.S. recession and the technology spending slowdown.

Given the current economic environment, we expect revenue for the March 2002 quarter to equal $8.5 million. Until we see a sustained turn in the economy and a sustained increase in information technology spending, we are forecasting revenue of $8.5 million per quarter in 2002.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and fringe benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. These expenses decreased $1.8 million or 7% to $26.3 million for the year ended December 31, 2001, from $28.2 million for year ended December 31, 2000. The decrease results from reductions in consulting headcount, primarily in the third quarter of 2001. We employed 217 and 340 consultants on December 31, 2001 and 2000, respectively.

Project personnel and related expenses represented 55.2% of revenues for the year ended December 31, 2001, compared to 44.1% for the year ended December 31, 2001. This increase is due to revenue declining at a higher rate than the rate of expense declines. Revenue per consultant was $173,000 in the year ended December 31, 2001, down from $214,000 in the year ended December 31, 2000. The decline in revenue per consultant versus the prior year results primarily from lower consultant utilization and secondarily from a lower hourly rate due to more price sensitivity in the consulting market.

In June 2001 Inforte offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. Approximately 90 people participated in the programs. Individuals who selected the leave of absence program received compensation at 20%-25% of regular pay if they remained available to return to full-time service. Individuals who chose the voluntary resignation package received pay through the end of August 2001. All costs related to resigning employees were included either in our June 2001 quarter results or our September 2001 quarter results. Salary costs for employees on leave of absence were expensed as incurred and included in the quarters ended September 2001 and December 2001. The costs of these programs will be less in future quarters, and will go to zero by the end of the June 2002 quarter. In October 2001 and in January 2002, Inforte again offered voluntary programs similar to the June 2001 program, however these latter programs were smaller in scope, involving approximately 20 and 30 people, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased $1.5 million or 18% to $7.1 million for the year ended December 31, 2001 from $8.6 million in 2000. Factors causing the spending decrease include lower sales bonuses because of lower revenue during the year, reduced market development spending in 2001 by our partners resulting in less co-marketing expenses related to those partnerships, and lower spending on discretionary marketing activities. These decreases were partially offset by a higher average number of commissioned salespeople in 2001 compared to 2000. Sales and marketing expenses as a percentage of revenues increased to 14.8% for the year ended December 31, 2001 from 13.4% in 2000. During 2001, we intentionally decreased sales and marketing expenses at a rate slower than the rate at which revenue declined. We expect sales and marketing spending in 2002 to be similar to or higher than the levels experienced in 2001. Based on current revenue forecasts, we expect sales and marketing expenses to increase as a percent of revenue.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. These expenses decreased by $3.5 million or 55% to $2.9 million for the year ended December 31, 2001 from $6.4 million in the year of 2000. The decrease in spending is due primarily to reduced recruiting activities and the lower costs associated with recruiting finder fees, signing bonuses, relocation allowances, employee referral bonuses and candidate travel. Other factors causing spending to decline include less spending on company-wide meetings and other employee events and less training activity due to lower headcount and fewer new hires. The number of employees declined from 442 as of December 31, 2000 to 294 as of December 31, 2001, a decrease of 148. As a percentage of revenues, recruiting, retention and training dropped to 6.0% in 2001 from 10.0% in 2000. We anticipate limited hiring to continue going forward until we see a sustained turn in the economy and a sustained increase in information technology spending. As a result, we expect that recruiting, retention and training spending could remain at below normal levels in 2002, although based on current revenue forecasts, we expect recruiting, retention and training expenses could increase as a percent of revenue.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit and legal costs, and depreciation and amortization of capitalized computers, purchased software, and property. Management and administrative expense, increased 3% to $13.2 million in 2001 from $12.8 million in 2000. We reduced spending in most departments in 2001. Additionally, executive bonus compensation was lower in 2001. These declines, however, were offset by costs associated with our effort to consolidate office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total charge related to this reduction of office space in 2001 was $1.1 million. If future sub-lease income is less than estimated or if we are unable to sub-lease our vacated space, additional charges in future periods will be necessary. For the year ended December 31, 2001, pro forma management and administrative expenses increased as a percent of revenue to 27.7% from 20.1% in the prior year period, as revenue declined and expenses increased slightly. While we expect management and administrative expenses may decline in 2002 relative to levels experienced in 2001, based on current revenue forecasts, it is possible that management and administrative expenses could increase as a percentage of revenue in 2002.

Interest income, net and other. During the year ended December 31, 2001, interest income, net and other was $3.4 million, similar to the amount in the year ended December 31, 2000. The negative effect of lower interest rates in 2001 was offset by the higher average cash and marketable securities balances we maintained in 2001 as compared to 2000.

Income tax expense. Income tax expense for the year ended December 31, 2001 was 161.5% of pre-tax income versus income tax expense of 39.0% of pre-tax income in 2000. This unusually high tax rate for 2001 results primarily from expenses not deductible for income tax purposes including the non-cash, non-recurring stock compensation expense. Excluding the non-cash, non-recurring stock compensation expense, effective income tax expense was 29.9% of pre-tax income in 2001. The decrease of the tax rate, excluding the non-cash, non-recurring stock compensation expense, in 2001 versus 2000 reflects the increase in tax-free and tax-advantaged investment earnings as a percentage of total pre-tax book income.

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

Project personnel and related expenses. Project personnel and related expenses increased $15.3 million or 119% to $28.2 million for the year ended December 31, 2000, from $12.8 million for year ended December 31, 1999. The increase was due to the hiring of additional consulting professionals. We employed 340 and 196 consultants on December 31, 2000 and 1999, respectively.

Project personnel and related expenses represented 44.1% of revenues for the year ended December 31, 2000, compared to 42.7% for the year ended December 31, 1999. The increase as a percentage of revenues was due to lower utilization which caused revenue per consultant to grow at a slower rate than the rate of employee compensation. Revenue per consultant increased to $214,000 for the year ended December 31, 2000 from $210,000 in 1999. In the first half of 2000 we actively managed utilization levels downward so that our consultants could maintain a more balanced life style and could invest more time in training and skill development. Later in the year, utilization declined further as a weakening economy reduced demand for our services.

Sales and marketing. Sales and marketing expenses increased $3.6 million or 73% to $8.6 million for the year ended December 31, 2000 from $4.9 million in 1999. The spending increase was due to the growth in our sales force and increased marketing activities to develop the Inforte brand. Sales and marketing expenses as a percentage of revenues decreased to 13.4% for the year ended December 31, 2000 from 16.4% in the same period in 1999. During 1999 we grew sales and marketing expenses at a faster rate than the rate of revenue growth in 1999. Having made these investments in 1999, we grew sales and marketing expenses at a slower rate than the rate of revenue growth in 2000.

Recruiting, retention and training. Recruiting, retention and training expenses increased by $3.4 million or 113% to $6.4 million for the year ended December 31, 2000 from $3.0 million in the year of 1999. Of the dollar spending increase, approximately one-half was due to increased training expenses, such as software certification courses, programming classes and skill development training courses. The remaining spending was related to the recruiting and retention of employees. The number of employees grew from 257 as of December 31, 1999 to 442 as of December 31, 2000, an increase of 185. As a percentage of revenues, recruiting, retention and training remained steady at 10.0% and 9.9% for the years ended December 31, 2000 and 1999, respectively.

Management and administrative. Management and administrative expenses increased $7.2 million or 128% to $12.8 million for the year ended December 31, 2000 from $5.6 million for the same period in 1999. The increase occurred in all areas cited above due to the ongoing growth of our business. For the year ended December 31, 2000, management and administrative expenses increased as a percent of revenue to 20.1% from 18.7% in the prior year period, as facilities and technology spending grew more rapidly than the rate of revenue growth, and due to investor relations spending required in 2000 once Inforte became a public company.

Interest income, net and other. During the year ended December 31, 2000, interest income, net and other was $3.4 million, up from $147,000 for the year ended December 31, 1999. The increase resulted from higher average cash balances in 2000 as compared to 1999 primarily due to our initial public offering, and also due to our positive cash generation throughout the year.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased from $42.4 million as of December 31, 2000 to $20.2 million at December 31, 2001. Short-term marketable securities increased from $26.2 million as of December 31, 2000 to $32.7 million as of December 31, 2001. Long-term marketable securities increased from $14.4 million as of December 31, 2000 to $22.2 million as of December 31, 2001. Short-term and long-term marketable securities are entirely conservative available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents, short-term and long-term marketable securities decreased from $83.0 million to $75.1 million during the year ended December 31, 2001, a decline of $7.9 million. This decrease is a result of outflows of $14.5 million to purchase Inforte common stock through our buyback program and $0.4 million for capital expenditures, offset by inflows of $5.7 million from operating activities and $1.3 million from cash received from employees participating in the stock purchase and stock option plans.

Capital expenditures for years ended December 31, 2001 and 2000 were $0.4 million and $2.7 million respectively. These expenditures were primarily for computer equipment and software, leasehold improvements, and office furniture. We expect that capital expenditures will stay at low levels until we see a sustained pickup in business activity. Nevertheless, capital expenditures could rise in 2002 from the abnormally low level in 2001 due to deferred spending needs.

As of December 31, 2001 our accounts receivable (less deferred revenue) equaled negative 24 days of sales outstanding. However, since December 31, 1997, quarter-ending days of sales outstanding have been as high as positive 41 days. We believe that we will have adequate cash flow to manage our working capital needs in the ordinary course of business.

Net cash provided by operating activities for the year ended December 31, 2001 totaled $5.7 million. Net cash provided by operating activities in the year ended December 31, 2001 was primarily attributed to decreases in accounts receivable of $3.8 million and in income taxes of $2.6 million, plus net income, depreciation and amortization and non-cash compensation which totaled $3.0 million. These cash flows provided by operating activities were partially offset by the decrease in accrued expenses and other of $2.2 million and the increase in deferred income taxes of $0.8 million. Net cash provided by operating activities for the year ended December 31, 2000 totaled $10.5 million. Net cash provided by operating activities in the year ended December 31, 2000 was primarily attributed to net income of $6.9 million, and to a lesser extent the increases in accrued expenses and other of $3.6 million and deferred revenue of $3.7 million. These cash flows provided by operating activities were partially offset by the increases in accounts receivable of $2.9 million and prepaid expense and other current assets of $1.2 million.

Net cash used in investing activities for the year ended December 31, 2001 totaled $14.8 million, used primarily to purchase short-term and long-term investments of $14.4 million and to a lesser extent to purchase computers, purchased software, and property of $0.4 million. Net cash used in investing activities for the year ended December 31, 2000 totaled $43.2 million, used primarily to purchase short-term and long-term investments of $40.5 million and to a lesser extent to purchase computers, purchased software, and property of $2.7 million.

Net cash used by financing activities for the year ended December 31, 2001 totaled $13.2 million, used mainly for purchases of treasury stock of $14.5 million, partially offset by the proceeds from stock issued under stock option and purchase plans of $1.3 million. Net cash provided by financing activities for the year ended December 31, 2000 totaled $71.3 million, consisting of the proceeds from our initial public offering of $66.9 million and proceeds from stock issued under stock option and purchase plans of $4.4 million.

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

Inforte believes that its current cash, cash equivalents and short-term investments will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future. Net working capital as of December 31, 2001 and 2000 was $47.6 and $65.3 million, respectively.

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

In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," stating these costs should be characterized as revenue in the income statement if billed to customers. The Company is required to adopt this change beginning in calendar 2002 and will reclassify prior periods in the comparative consolidated financial statements. The Company has historically treated these reimbursable costs as rebillable invoices to the respective customer and has not included them in the consolidated statements of operations. The Company has not yet determined the amount of these out-of-pocket reimbursable expenses for prior years, but estimates that these costs will approximate 10%-20% of previously reported revenue. This pronouncement will not affect net income as revenue and expenses will both increase by offsetting amounts.

An allowance for doubtful accounts is maintained for potential credit losses. The amount of the reserve is established analyzing all client accounts to determine credit risk. Criteria considered are, slow payment history, no payment history, poor financial condition of the client and the size of the outstanding balance from the client.

Inforte has several operating leases which have contractual obligations for future payments. There are no other contractual obligations which require future cash obligations or other commitments. The table below identifies all future commitments. See "Item 2. Properties" and note 11 in "Item 8. Consolidated Financial Statements and Supplementary Data" for more information.

                                              Payments Due by Period
        Contractual Obligations                   (in thousands)
        -----------------------            -----------------------------
                                                                   2005
                                                                   and
                                           Total  2002  2003-2004 beyond
                                           ------ ----- --------- ------
        Long-term debt....................     --    --      --      --
        Capital lease obligations.........     --    --      --      --
        Operating leases.................. 10,143 2,284   4,807   3,051
        Unconditional purchase obligations     --    --      --      --
        Other long-term obligations.......     --    --      --      --
        Total contractual cash obligations 10,143 2,284   4,807   3,051

Inforte Corp. has a wholly owned subsidiary, Inforte Investments Inc., a Delaware corporation, which functions as a holding company for Inforte Corp.'s investments. Inforte Investments Inc. has no operations other than holding investments of Inforte Corp. and no contractual commitments requiring future cash obligations. The financial position and results of operations for Inforte Investments Inc. are consolidated, in accordance with generally accepted accounting principles, in the financial statements reported in this document.

Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board (''FASB'') issued Statement of Financial Accounting Standards (''SFAS'') No. 133, ''Accounting for Derivative Instruments and Hedging Activities,'' as amended by SFAS No. 137, which modified the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 had no effect on the accompanying consolidated financial statements when adopted by Inforte on January 1, 2001.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The adoption of statements No. 141 and No. 142 will not have a material impact on the Company's results of operations or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144) which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as defined in that Opinion). Statement 144 retains the fundamental provisions of Statement 121 concerning the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale but provides additional guidance with regard to discontinued operations and assets to be disposed of. Furthermore, Statement 144 excludes goodwill from its scope and, therefore, eliminates the requirement under Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. Statement 144 is effective for fiscal years beginning after December 15, 2001. The adoption of statement No. 144 will not have a material impact on the Company's results of operations or financial position.

In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" stating these costs should be characterized as revenue in the income statement if billed to customers. The Company is required to adopt this change beginning in calendar 2002 and will reclassify prior periods in the comparative consolidated financial statements. The Company has historically treated these reimbursable costs as rebillable invoices to the respective customer and has not included them in the consolidated statements of operations. The Company has not yet determined the amount of these out-of-pocket reimbursable expenses for prior years, but estimates that these costs will approximate 10%-20% of previously reported revenue. This pronouncement will not affect net income as revenue and expenses will both increase by offsetting amounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

During 2001, our international revenues were over 10% of our total revenues. As our international revenue grows, we face additional risks that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, there are indications that the U.S. economic slowdown is spreading to the rest of the world, which could limit our ability to obtain international revenue going forward.

Interest Rate Risk

As of December 31, 2001 Inforte's total short-term and long-term marketable securities equaled $75.1 million. During 2001, interest income represented over 100% of Inforte's pre-tax income. As a result, fluctuations in interest rates can have a significant impact on our earnings per share. We estimate that the impact on interest income from a 1 percentage point change in interest rates could change our annual earnings per share by approximately $0.05 per diluted share. Our estimate is calculated using December 31, 2001 investment balances and diluted weighted average shares outstanding.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements, and the related notes thereto, of Inforte and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                             Page
                                                             ----
              Report of Independent Auditors................  29
              Balance Sheets................................  30
              Consolidated Statements of Operations.........  31
              Statements of Stockholders' Equity............  32
              Statements of Cash Flows......................  33
              Notes to the Consolidated Financial Statements  34

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Inforte Corp.

We have audited the accompanying balance sheets of Inforte Corp. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inforte Corp. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Chicago, Illinois
January 24, 2002

                                 INFORTE CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                               ------------------------
                                                                                  2000         2001
                                                                               ----------- ------------
Assets
Current assets:
   Cash and cash equivalents.................................................. $42,391,880 $ 20,207,793
   Short-term marketable securities...........................................  26,220,945   32,669,067
   Accounts receivable, less allowance for doubtful accounts of $1,150,000 in
     2000 and 2001............................................................   9,235,795    5,388,567
   Prepaid expenses and other current assets..................................   1,905,936    2,008,982
   Recoverable income tax.....................................................   1,545,769           --
   Deferred income taxes......................................................     876,581    1,620,989
                                                                               ----------- ------------
       Total current assets...................................................  82,176,906   61,895,398
Computers, purchased software and property, net...............................   2,977,167    1,860,945
Long-term marketable securities...............................................  14,383,998   22,240,526
Deferred income taxes.........................................................     364,905      462,384
                                                                               ----------- ------------
       Total assets........................................................... $99,902,976 $ 86,459,253
                                                                               =========== ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable........................................................... $   582,591 $    399,933
   Income taxes payable.......................................................          --      167,208
   Accrued expenses...........................................................   7,702,466    5,524,124
   Deferred revenue...........................................................   8,574,055    8,164,685
                                                                               ----------- ------------
       Total current liabilities..............................................  16,859,112   14,255,950
Stockholders' equity:
   Preferred stock, $0.001; 5,000,000 shares authorized, none issued and
     outstanding at December 31, 2000 and 2001................................          --           --
   Common stock, $0.001 par value in 2000; authorized--50,000,000 shares;
     issued and outstanding--12,702,926 at December 31, 2000 and
     11,591,564 as of December 31, 2001.......................................      12,703       11,592
   Additional paid-in capital.................................................  74,192,205   77,916,384
   Cost of common stock in treasury, 1,492,702 shares at December 31, 2001....          --  (14,502,306)
   Retained earnings..........................................................   8,753,017    8,561,346
   Accumulated other comprehensive income.....................................      85,939      216,287
                                                                               ----------- ------------
       Total stockholders' equity.............................................  83,043,864   72,203,303
                                                                               ----------- ------------
       Total liabilities and stockholders' equity............................. $99,902,976 $ 86,459,253
                                                                               =========== ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                 INFORTE CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year ended December 31,
                                            -----------------------------------
                                               1999        2000        2001
                                            ----------- ----------- -----------
Revenues................................... $30,088,477 $63,838,960 $47,735,606
Operating expenses:
   Project personnel and related expenses..  12,845,711  28,182,001  26,333,782
   Sales and marketing.....................   4,949,494   8,583,729   7,073,390
   Recruiting, retention and training......   2,986,896   6,360,341   2,869,356
   Management and administrative...........   5,617,572  12,830,506  13,207,051
   Non-cash stock compensation expense.....          --          --   1,374,000
                                            ----------- ----------- -----------
Total operating expenses...................  26,399,673  55,956,577  50,857,579
                                            ----------- ----------- -----------
Operating income (loss)....................   3,688,804   7,882,383  (3,121,973)
Interest income, net and other.............     147,187   3,386,406   3,433,436
                                            ----------- ----------- -----------
Income before income taxes.................   3,835,991  11,268,789     311,463
Income tax expense.........................   1,286,661   4,394,829     503,134
                                            ----------- ----------- -----------
Net income (loss).......................... $ 2,549,330 $ 6,873,960 $  (191,671)
                                            =========== =========== ===========
Earnings per share:
       Basic...............................             $      0.57 $     (0.02)
                                                        =========== ===========
       Diluted.............................             $      0.51 $     (0.02)
                                                        =========== ===========
Weighted Average common shares outstanding:
       Basic...............................   8,635,537  12,050,560  12,472,070
                                            =========== =========== ===========
       Diluted.............................  10,786,978  13,501,447  12,472,070
                                            =========== =========== ===========
Pro forma net income data (unaudited):
   Pro forma income before income taxes
   Pro forma income tax expense............ $ 1,542,479
                                            -----------
   Pro forma net income.................... $ 2,293,512
                                            ===========
   Pro forma earnings per share:
       Basic............................... $      0.27
                                            ===========
       Diluted............................. $      0.21
                                            ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                                 INFORTE CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock                                                          Accumulated
                                ---------------------  Additional                                             Other
                                 Number                 Paid-In      Notes      Treasury      Retained    Comprehensive
                                Of Shares    Amount     Capital    Receivable    Stock        Earnings       Income
                                ----------  ---------  ----------- ---------- -------------  -----------  -------------
Balance at January 01, 1999....  8,375,000  $ 247,550  $        --  $(33,306)  $         --  $ 1,447,164    $     --
   Exercise of stock options...  1,346,154    174,057           --        --             --           --          --
   Subchapter S distributions..         --         --           --        --             --   (2,117,437)         --
   Proceeds from note
    receivable.................         --         --           --    33,306             --           --          --
   Reclassification of amount
    due to change from no
    par value stock to
    $0.001 par value share.....         --   (411,886)     411,886        --             --           --          --
   Net income and
    comprehensive income.......         --         --           --        --             --    2,549,330          --
                                ----------  ---------  -----------  --------  -------------  -----------    --------
Balance at December 31,
 1999..........................  9,721,154      9,721      411,886        --             --    1,879,057          --
   Stock option and purchase
    plans......................    681,772        682    4,448,654        --             --           --          --
   Proceeds from public
    offering...................  2,300,000      2,300   66,857,951        --             --           --          --
   Compensation recognized
    related to stock options...         --         --       50,000        --             --           --          --
   Tax benefit of
    disqualifying
    dispositions of stock
    options....................         --         --    2,423,714        --             --           --          --
   Comprehensive income:
    Foreign currency
    translation adjustments....         --         --           --        --             --           --       9,088
   Unrealized gain on
    available-for-sale
    securities.................         --         --           --        --             --           --      76,851
   Net income..................         --         --           --        --             --    6,873,960          --
   Comprehensive income........         --         --           --        --             --           --          --
                                ----------  ---------  -----------  --------  -------------  -----------    --------
Balance at December 31,
 2000.......................... 12,702,926     12,703   74,192,205        --             --    8,753,017      85,939
   Stock option and Purchase
    plans......................    381,340        382    1,319,317        --             --           --          --
   Compensation recognized
    related to stock options...         --         --    1,549,000        --             --           --          --
   Tax benefit of
    disqualifying
    dispositions of stock
    options....................         --         --      855,862        --             --           --          --
   Purchase of common
    stock for treasury......... (1,492,702)    (1,493)          --        --    (14,502,306)          --          --
   Comprehensive income:
    Foreign currency
    translation adjustments....         --         --           --        --             --           --     (26,509)
   Unrealized gain on
    available-for-sale
    securities.................         --         --           --        --             --           --     156,857
   Net income (loss)...........         --         --           --        --             --     (191,671)         --
   Comprehensive loss..........         --         --           --        --             --           --          --

Balance at December 31,
 2001.......................... 11,591,564  $  11,592  $77,916,384  $     --  ($ 14,502,306) $ 8,561,346    $216,287
                                ==========  =========  ===========  ========  =============  ===========    ========

                                    Total
                                Stockholders'
                                   Equity
                                -------------
Balance at January 01, 1999.... $  1,661,408
   Exercise of stock options...      174,057
   Subchapter S distributions..   (2,117,437)
   Proceeds from note
    receivable.................       33,306
   Reclassification of amount
    due to change from no
    par value stock to
    $0.001 par value share.....           --
   Net income and
    comprehensive income.......    2,549,330
                                ------------
Balance at December 31,
 1999..........................    2,300,664
   Stock option and purchase
    plans......................    4,449,336
   Proceeds from public
    offering...................   66,860,251
   Compensation recognized
    related to stock options...       50,000
   Tax benefit of
    disqualifying
    dispositions of stock
    options....................    2,423,714
   Comprehensive income:
    Foreign currency
    translation adjustments....        9,088
   Unrealized gain on
    available-for-sale
    securities.................       76,851
   Net income..................    6,873,960
   Comprehensive income........    6,959,899
                                ------------
Balance at December 31,
 2000..........................   83,043,864
   Stock option and Purchase
    plans......................    1,319,699
   Compensation recognized
    related to stock options...    1,549,000
   Tax benefit of
    disqualifying
    dispositions of stock
    options....................      855,862
   Purchase of common
    stock for treasury.........  (14,503,799)
   Comprehensive income:
    Foreign currency
    translation adjustments....      (26,509)
   Unrealized gain on
    available-for-sale
    securities.................      156,857
   Net income (loss)...........     (191,671)
   Comprehensive loss..........      (61,323)
                                ------------
Balance at December 31,
 2001.......................... $ 72,203,303
                                ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 INFORTE CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                                   ---------------------------------------
                                                                      1999          2000          2001
                                                                   -----------  ------------  ------------
Cash flows from operating activities
Net income (loss)................................................. $ 2,549,330  $  6,873,960  $   (191,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization.....................................     555,368     1,225,187     1,682,601
Compensation recognized related to stock options..................          --        50,000     1,549,000
Deferred income taxes.............................................    (672,059)     (569,427)     (841,887)
   Changes in operating assets and liabilities:
       Accounts receivable........................................  (4,299,992)   (2,911,545)    3,847,228
       Prepaid expenses and other current assets..................    (583,923)   (1,224,373)     (103,046)
       Accounts payable...........................................     875,488      (769,881)     (182,658)
       Income taxes...............................................     311,512       566,433     2,568,839
       Accrued expenses and other.................................   2,622,451     3,580,291    (2,178,342)
       Deferred revenue...........................................   2,951,151     3,703,476      (409,370)
                                                                   -----------  ------------  ------------
Net cash provided by operating activities.........................   4,309,326    10,524,121     5,740,694
                                                                   -----------  ------------  ------------
Cash flows from investing activities
Note receivable--Stockholder......................................     139,496            --            --
Purchases of marketable securities................................          --   (40,549,732)  (14,368,642)
Purchases of property and equipment...............................  (1,387,690)   (2,693,211)     (387,257)
                                                                   -----------  ------------  ------------
Net cash used in investing activities.............................  (1,248,194)  (43,242,943)  (14,755,899)
                                                                   -----------  ------------  ------------
Cash flows from financing activities
Principal payments on note payable--Former stockholder............     (23,835)           --            --
Proceeds from issuance of common stock............................          --    66,860,251            --
Stock option and purchase plans...................................     174,057     4,449,336     1,319,699
Purchase of common stock..........................................          --            --   (14,503,799)
Sub-chapter S distributions.......................................  (2,117,437)           --            --
                                                                   -----------  ------------  ------------
Net cash provided (used in) by financing activities...............  (1,967,215)   71,309,587   (13,184,100)
                                                                   -----------  ------------  ------------
Effect of change in exchange rates on cash........................          --         9,088        15,218
                                                                   -----------  ------------  ------------
Net increase (decrease) in cash and cash equivalents..............   1,093,917    38,599,853   (22,184,087)
Cash and cash equivalents, beginning of year......................   2,698,110     3,792,027    42,391,880
                                                                   -----------  ------------  ------------
Cash and cash equivalents, end of year............................ $ 3,792,027  $ 42,391,880  $ 20,207,793
                                                                   ===========  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 INFORTE CORP.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Strategic technology consultancy Inforte Corp. (Inforte) helps clients create strategies and implement technologies that capture, manage and integrate customer and other demand information into all aspects of the value chain, enabling companies to become more demand driven and demand responsive. Inforte assists clients in navigating through and succeeding in ever-changing economic environments by putting into action business and technology strategies that lower cost and drive revenue.

2. Significant Accounting Policies

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S. banks, high-grade commercial paper and other high quality, short-term obligations of U.S. companies. At December 31, 2000 and 2001, Inforte classified its cash equivalent investments, totaling approximately $39.7 million and $13.3 million, respectively, as available-for-sale. These investments are stated at amortized costs, which approximates fair value.

Financial Instruments

Short-term and long-term marketable securities are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material in 2000 and $19,560 in 2001. At December 31, 2000 and 2001, unrealized gains were $125,987 and $233,708, respectively, and were accounted for in other comprehensive income. All marketable securities are owned by Inforte Investments Inc. which is a separate legal entity, fully owned by Inforte Corp., set up to hold certain investment accounts for the parent company.

Principles of consolidation

The consolidated financial statements include the accounts of Inforte and its fully-owned subsidiaries. All significant intercompany accounts have been eliminated.

Computers, Purchased Software, and Property

Computers, purchased software, and property are stated at cost. Inforte provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows:

            Asset Classification         Estimated Useful Life
            --------------------         ---------------------
            Office furniture.......            3-5 years
            Computers and equipment            2-3 years
            Purchased software.....            2-3 years
            Leasehold improvements. Estimated useful life or life of
                                      lease (whichever is shorter)

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

In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," stating these costs should be characterized as revenue in the income statement if billed to customers. The Company is required to adopt this change beginning in calendar 2002 and will reclassify prior periods in the comparative consolidated financial statements. The Company has historically treated these reimbursable costs as rebillable invoices to the respective customer and has not included them in the consolidated statements of operations. The Company has not yet determined the amount of these out-of-pocket reimbursable expenses for prior years, but estimates that these costs will approximate 10%-20% of previously reported revenue. This pronouncement will not affect net income as revenue and expenses will both increase by offsetting amounts.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards (''SFAS'') No. 123, ''Accounting for Stock-Based Compensation,'' (SFAS 123), Inforte uses the intrinsic value method to account for stock options as set forth in Accounting Principles Board Opinion No. 25, ''Accounting for Stock Issued to Employees'' (APB 25). Accordingly, no compensation cost is normally recognized under APB 25 for Inforte's stock option plans, because there is no intrinsic value at the measurement date. There are two exceptions where compensation expense was recorded. In 2000, compensation expense for $50,000 relates to stock options that were granted to a member of the Board of Directors for consulting services. In 2001, the compensation expense related to options is $1,549,000, of which $1,374,000 was for a performance-based stock option and the remaining $175,000 was for the aforementioned stock options granted to a member of the Board of Directors for consulting services. The exercise price on all of these options grants equaled fair market value of the time of grant.

Income taxes

Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect in the periods when such differences are expected to reverse.

Earnings Per Share

Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock issuable upon the exercise of stock options.

Comprehensive Income

Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders' equity. Inforte reports foreign currency translation adjustments and unrealized gains and losses on marketable securities as components of comprehensive income.

                                 INFORTE CORP.

Foreign Currency Translation

The functional currency of Inforte's foreign operations is the local currency. Accordingly, all assets and liabilities are translated into United States dollars using period-end exchange rates and all revenues and expenses are translated using weighted average rates for the period. Translation adjustments are accumulated as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and are not significant during the periods presented.

Concentration of Credit Risk

Inforte's financial instruments consist of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable and accounts payable. At December 31, 2000 and 2001, the fair value of these instruments approximated their consolidated financial statement carrying amounts.

Inforte performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Inforte maintains an allowance for potential credit losses, and such losses have been within management's expectations.

For the year ended December 31, 1999, two customers accounted for 5% and 4%, respectively, of revenue and 19% and 11%, respectively, of accounts receivable at December 31, 1999. For the year ended December 31, 2000, one customer accounted for 1% of revenue and 11% of accounts receivable at December 31, 2000. For the year ended December 31, 2001, two customers accounted for 9% and 1%, respectively, of revenue and 17% and 16%, respectively, of accounts receivable at December 31, 2001.

Use of Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

Inforte expenses the cost of advertising as incurred. Such costs are included in sales and marketing in the consolidated statements of operations. In the years 1999, 2000 and 2001 advertising costs were immaterial.

3. Reincorporation

In 2000, Inforte's Board of Directors authorized, and stockholders approved, the reincorporation of Inforte in the State of Delaware. Following the reincorporation, Inforte is authorized to issue 50,000,000 shares of $0.001 par value common stock.

                                 INFORTE CORP.

4. Financial Instruments

The portfolio of short-term and long-term marketable securities (including cash and cash equivalents) consisted of the following:

                            Year ended December 31, 2000         Year ended December 31, 2001
                         ---------------------------------- --------------------------------------
                                       Gross                                Gross
                          Amortized  Unrealized Fair Market  Amortized    Unrealized   Fair Market
                            Cost       Gains       Value       Cost     Gains (Losses)    Value
                         ----------- ---------- ----------- ----------- -------------- -----------
Cash.................... $ 2,741,023  $     --  $ 2,741,023 $ 6,860,511    $     --    $ 6,860,511
Commercial paper........  11,862,824        --   11,862,824   8,992,282          --      8,992,282
Municipal notes/bonds...  29,689,043   103,870   29,792,913  23,647,797     124,445     23,772,242
Corporate bonds.........   3,389,913    22,117    3,412,030  14,712,542      87,349     14,799,891
Corporate auction
  preferreds............  35,100,084        --   35,100,084  14,800,925        (925)    14,800,000
U.S. government agencies          --        --           --   5,869,622      22,838      5,892,460
Certificate of deposit..      87,949        --       87,949          --          --             --
                         -----------  --------  ----------- -----------    --------    -----------
                         $82,870,836  $125,987  $82,996,823 $74,883,679    $233,707    $75,117,386
                         ===========  ========  =========== ===========    ========    ===========

Inforte considers all marketable securities with maturities of one year or less as of December 31, 2000 or December 31, 2001 to be short term. Long-term marketable securities consist of marketable securities with remaining maturities greater than twelve months.

Contractual maturities of investments in debt securities (excluding commercial paper) at December 31, 2000 and 2001:

                              Year ended December 31, 2000 Year ended December 31, 2001
                              ---------------------------- ----------------------------
                                Amortized     Fair Market    Amortized     Fair Market
                                  Cost           Value         Cost           Value
                               -----------   -----------    -----------   -----------
Less than one year........... $18,799,189    $18,818,760   $25,147,991    $25,269,067
Due in 1-2 years.............  14,279,767     14,386,183    13,212,348     13,303,066
                               -----------    -----------   -----------    -----------
Investment in debt securities $33,078,956    $33,204,943   $38,360,339    $38,572,133
                               ===========    ===========   ===========    ===========

5. Computers, Purchased Software, and Property

Computers, purchased software and property at December 31 consist of the following:

                                                         2000       2001
                                                      ---------- ----------
     Office furniture................................ $  313,677 $  328,126
     Computers and equipment.........................  2,582,633  1,816,031
     Leasehold improvements..........................    788,382    796,524
     Purchased software..............................    850,978    835,951
                                                      ---------- ----------
                                                       4,535,670  3,776,632
     Less: Accumulated depreciation and amortization.  1,558,503  1,915,687
                                                      ---------- ----------
                                                      $2,977,167 $1,860,945
                                                      ========== ==========

                                 INFORTE CORP.

6. Note Payable to Former Stockholder

The note payable to the former stockholder had an interest rate of 9.25% and was repaid in 1999. Interest paid was $741.

7. Income Taxes and Distribution to Shareholders

Federal taxes paid were $1,306,000 and $3,470,215 in 1999 and 2000, respectively and there were no federal taxes paid in 2001. State income taxes paid were $258,923, $974,066 and $61,372 in 1999, 2000 and 2001, respectively.
The stockholders of Inforte terminated their S corporation election as of January 1, 1999. During 1999, Inforte distributed $2,117,437 to former S Corporation stockholders.

Income tax expense (benefit) for the years ended December 31, 1999, 2000 and 2001 consists of the following:

                               1999        2000        2001
                            ----------  ----------  ----------
                Current:
                   Federal. $1,578,053  $4,348,692  $1,134,400
                   State...    380,667     615,564      65,431
                   Foreign.         --          --     100,000
                            ----------  ----------  ----------
                             1,958,720   4,964,256   1,299,831
                Deferred:
                   Federal.   (541,448)   (498,819)   (773,465)
                   State...   (130,611)    (70,608)    (23,232)
                            ----------  ----------  ----------
                              (672,059)   (569,427)   (796,697)
                            ----------  ----------  ----------
                            $1,286,661  $4,394,829  $  503,134
                            ==========  ==========  ==========

The reconciliation of income taxes computed using the federal statutory rate of 34% for the year ended December 31, 1999 and 35% for the years ended December 31, 2000 and 2001 is as follows :

        (in thousands)

                                                             1999    2000   2001
                                                            ------  ------  -----
Federal statutory income tax............................... $1,304  $3,944  $ 110
State income tax, net of federal tax benefit...............    176     763    122
Nondeductible expenses.....................................     61     330    165
Tax-exempt and tax-advantaged interest income..............     --    (710)  (578)
Recording of net deferred tax asset due to termination of S
  corporation status.......................................   (254)     --     --
Non-deductible compensation expense........................     --      --    551
Effect of international taxes..............................     --      --    100
Other......................................................     --      67     33
                                                            ------  ------  -----
                                                            $1,287  $4,394  $ 503
                                                            ======  ======  =====

                                 INFORTE CORP.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2000 and 2001 are as follows:

                                                              December 31,
                                                         ----------------------
                                                            2000        2001
                                                         ----------  ----------
Deferred income tax assets:
   Allowance for doubtful accounts...................... $  459,425  $  459,425
   Accrued loss on lease................................         --     442,582
   Book over tax depreciation...........................    170,347     242,514
   Accrued bonuses, vacation and health insurance costs.    189,152     510,315
   Other................................................    227,179     208,667
   Deferred rent........................................    240,574     219,870
                                                         ----------  ----------
       Gross deferred tax assets........................  1,286,677   2,083,373
Deferred income tax liability:
   Use of cash basis for income tax purposes............    (45,191)         --
                                                         ----------  ----------
Deferred income tax liability...........................    (45,191)         --
                                                         ----------  ----------
       Net deferred income tax asset.................... $1,241,486  $2,083,373
                                                         ==========  ==========

8. Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income
(loss) per share.

                                                                   Year ended December 31,
                                                             -----------------------------------
                                                                1999        2000        2001
                                                             ----------- ----------- -----------
Numerator
Numerator for basic and diluted net income (loss) per common share:
       Net income (loss).................................... $ 2,549,330 $ 6,873,960 $  (191,671)
                                                             =========== =========== ===========
       Pro forma net income (unaudited)..................... $ 2,293,512
                                                             ===========
Denominator
Denominator for basic earnings per common share:
   Weighted-average shares..................................   8,635,537  12,050,560  12,472,070
                                                             ----------- ----------- -----------
Effect of dilutive securities:
Stock options...............................................   2,151,441   1,450,887          --
                                                             ----------- ----------- -----------
Denominator for diluted earnings per common share:
       Adjusted weighted-average shares.....................  10,786,978  13,501,447  12,472,070
                                                             =========== =========== ===========

The following table sets forth common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods indicated:

                                                       Year ended December 31,
                                                       -----------------------
                                                        1999   2000    2001
  -                                                    ----   ----    -------
  Weighted average effect of common stock equivalents:
     Stock options....................................   --     --   802,244
                                                        ====   ====   =======

                                 INFORTE CORP.

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

At December 31, 1998, Inforte had a note receivable from a stockholder for $33,306, classified as a reduction of stockholders' equity, which was subsequently repaid through a distribution to the stockholder in 1999. In October 2000, Inforte granted 62,500 options to a non-employee member of the Board of Directors, in exchange for consulting services. The options were granted at the fair market value of the Inforte stock on the grant date and vest over the service period which is estimated to be three years. The options expire at the end of ten years. These options were accounted for under SFAS 123, and the total expense to be recorded over the service period equals $400,000, the estimated fair value of the services provided.

10. Stockholders' Equity

Stock Option and Incentive Plans

The 1995 Incentive Stock Option Plan (the ''1995 Plan'') provides for the issuance of incentive stock options and nonqualified stock options to officers and other key employees of Inforte. Inforte has reserved an aggregate of 4,900,000 shares for issuance under the 1995 Plan, of which 365,000 were available for grant as of December 31, 2001. As of December 31, 2001, Inforte does not intend to issue any additional options under the 1995 Plan.

On December 31, 1997, the stockholders approved the 1997 Incentive Compensation Plan (the ''1997 Plan''), which permits the grant of stock options and other stock awards to employees and directors of Inforte.

On December 1, 1999, the stockholders approved the Amended and Restated Inforte Corp. 1997 Incentive Compensation Plan. Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance through the amended 1997 Plan, plus annual increases beginning in 2001 equal to the lesser of: (1) 1,000,000 shares, (2) 5% of the outstanding shares, or (3) a number determined by the Board of Directors. Of the shares of common stock available under this 1997 Plan, 1,321,713 were available for grant as of December 31, 2001. The 1997 Plan authorizes the grant of both incentive and nonqualified stock options, and further authorizes the grant of stock appreciation rights independently of or with respect to options granted or outstanding. Stock options generally have 10-year terms and vest in accordance with provisions determined by the Board of Directors. A restricted stock program, performance program and bonus shares program have also been established under the 1997 Plan. Awards under the restricted stock program and performance program are earned over a period of time upon the achievement of certain performance objectives. Restricted share grants may not be sold or otherwise disposed of until the restrictions lapse. Performance shares are payable in cash, common stock, or a combination thereof when earned. Bonus shares allow participants to elect to receive shares of common stock in lieu of a portion or all of cash bonuses paid by Inforte. Stock appreciation rights and restricted stock have not been granted to date.

                                 INFORTE CORP.

A summary of stock option information follows:

                                                                  1995 Plan            1997 Plan
                                                             -------------------- -------------------
                                                                         Weighted            Weighted
                                                                         Average             Average
                                                             Number of   Exercise Number of  Exercise
                                                              Shares      Price    Shares     Price
                                                             ----------  -------- ---------  --------
Outstanding on December 31, 1998............................  1,800,000   $0.06     673,900   $ 0.43
Granted.....................................................         --      --     960,375     5.35
Exercised................................................... (1,237,500)   0.03    (108,654)    1.21
Canceled....................................................   (125,000)   0.02     (34,075)    1.53
                                                             ----------   -----   ---------   ------
Outstanding on December 31, 1999............................    437,500    0.16   1,491,546     3.52
Granted.....................................................         --      --   1,295,980    30.32
Exercised...................................................   (200,000)   0.14    (301,367)    1.78
Canceled....................................................         --      --    (132,222)   18.12
                                                             ----------   -----   ---------   ------
Outstanding on December 31, 2000............................    237,500   $0.17   2,353,937   $17.68
                                                             ----------   -----   ---------   ------
Granted.....................................................         --      --   1,003,418    12.22
Exercised...................................................    (75,000)   0.05    (192,339)    2.51
Canceled....................................................         --      --    (453,943)   17.66
                                                             ----------   -----   ---------   ------
Outstanding on December 31, 2001............................    162,500   $0.22   2,711,073   $16.73
                                                             ==========   =====   =========   ======
Exercisable at December 31, 2001............................     62,500   $0.20     678,953   $17.47
Available for grant at December 31, 2001....................    365,000           1,321,713
Weighted average fair value of options granted during twelve
  months ended December 31, 2001............................                                  $ 7.47

                                   1995 Plan

                                Options Outstanding       Options Exercisable
                           ------------------------------ --------------------
                                     Weighted    Weighted             Weighted
                           Number     Average    Average  Exercisable Average
                             of    RemainingLife Exercise Options at  Exercise
  Range of Exercise Prices Options  (in years)    Price    12/31/01    Price
  ------------------------ ------- ------------- -------- ----------- --------
        $0.05-$0.24....... 162,500      6.0       $0.22     62,500     $0.20
                           =======      ===       =====     ======     =====

                                   1997 Plan

                                Options Outstanding        Options Exercisable
                         --------------------------------- --------------------
                                      Weighted    Weighted             Weighted
                                      Average     Average  Exercisable Average
                         Number of Remaining Life Exercise Options at  Exercise
Range of Exercise Prices  Options    (in years)    Price    12/31/01    Price
------------------------ --------- -------------- -------- ----------- --------
      $0.24-$1.43.......   316,609      6.6        $ 0.82    129,578    $ 0.80
      $3.50-$7.00.......   430,002      7.4          6.78    180,375      6.81
    $7.01-$13.97........ 1,140,008      9.1         12.40    108,051     12.36
     $13.98-$32.00......   437,080      8.0         29.98    136,097     30.19
     $32.01-$71.81......   387,374      7.5         38.59    124,852     40.71
                         ---------      ---        ------    -------    ------
         Total.......... 2,711,073      8.1        $16.73    678,953    $17.47
                         =========      ===        ======    =======    ======

                                 INFORTE CORP.

As permitted by SFAS No. 123, stock option and incentive plans are accounted for in accordance with APB Opinion No. 25 and related interpretations. Generally, no compensation expense is recognized for stock options if exercise prices equal the market value of the underlying shares of stock at the measurement date. To date, Inforte has granted options with exercise prices equal to market value on the grant date.

In October 2000 Inforte issued 62,500 options to a non-employee member of the Board of Directors in exchange for consulting services as described in Note 9. In October 2001 Inforte issued 55,000 options to non-employee members of the Board of Directors for their services as directors.

In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374,000 for a performance-based option with an exercise price equal to fair market value at the time of grant. There will be no future expense from this option. Excluding this non-cash expense, which had no effect on income tax expense, net income would have been $1,182,329 for 2001, and basic and diluted earnings per share would have each been $0.09.

Had all stock options and incentive plans been accounted for at fair value in accordance with SFAS No. 123, Inforte's net income on a pro forma basis would have been:

                                                            Year ended December 31,
                                                       ---------------------------------
                                                          1999       2000       2001
                                                       ---------- ---------- -----------
Net income:
   As reported (pro forma for 1999)................... $2,293,512 $6,873,960 $  (191,671)
   Pro forma as adjusted..............................  2,190,451  3,998,036  (9,089,904)
   Pro forma as adjusted earnings per share--diluted.. $     0.20 $     0.30 $     (0.73)

The fair value of stock options used to compute pro forma net income and pro forma net income per share is the estimated present value at grant date using the minimum value option-pricing model in 1999 and the Black Scholes option pricing model in 2000 and 2001. The option pricing models assumptions were: dividend yield of 0%, risk-free interest rates of 4.62%, 5.00% and 4.00% for 1999, 2000 and 2001 respectively, 80% volatility and a weighted-average expected option life of four years.

11. Lease Commitments

At December 31, 2001, Inforte was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

                  2002............................ $ 2,284,325
                  2003............................   2,363,738
                  2004............................   2,443,489
                  2005............................   2,455,390
                  2006 and thereafter.............     595,950
                                                   -----------
                     Total minimum lease payments. $10,142,892
                                                   ===========

Rent expense for operating leases was $631,265, $1,706,267 and $3,362,463 for the years ended December 31, 1999, 2000 and 2001, respectively.

                                 INFORTE CORP.

During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office consolidations was approximately 17,770 square feet, all of which were vacated as of December 31, 2001. The total charge related to this reduction of office space in 2001 was $1,107,841. This charge, which is also included in the 2001 rent expense shown above, is a component of management and administrative expense on the on the 2001 consolidated statement of operations, and as accrued expenses on the balance sheet. If future sub-lease income is less than estimated, or if we are unable to sub-lease our vacated space, additional charges in future periods will be necessary.

12. Benefit Plan

Inforte sponsors a 401(k) savings plan covering all employees. Inforte has not made any matching or discretionary contributions to the plan. Administrative costs during 1999, 2000, 2001 related to this plan are not considered material.

13. Common Stock in Treasury

During 2001, Inforte repurchased 1,492,702 shares of its common stock for $14.5 million at an average price of $9.72. The board approved a $25.0 million stock repurchase program on January 24, 2001 and as of December 31, 2001, $10.5 million remained authorized for repurchase.

14. Quarterly Financial Results (unaudited)

The following tables set forth certain unaudited quarterly results of operations of Inforte for 2000 and 2001. The quarterly operating results are not necessarily indicative of future results of operations.

The net loss of $1,354,914 in the fourth quarter 2001 resulted from a non-cash, non-recurring stock compensation expense of $1,374,000 for a performance-based option with an exercise price equal to fair market value at the time of the grant. This option did not have any expense associated with it in the first three quarters of 2001, nor will there be any future expense from this option. Excluding this non-cash expense, which had no effect on income tax expense, net income would have been $19,086 for the fourth quarter 2001 and $1,182,329 for the full year 2001. Excluding this non-cash expense, basic and diluted earnings per share would have each been $0.00 for the fourth quarter 2001 and $0.09 for the full year 2001.

                                 INFORTE CORP.

                                                        Three Months Ended (unaudited)
                                            -------------------------------------------------------
                                            Mar. 31, 2000 Jun. 30, 2000 Sep. 30, 2000 Dec. 31, 2000
                                            ------------- ------------- ------------- -------------
Revenues...................................  $12,290,000   $16,393,162   $17,790,784   $17,365,014
Operating expenses:
   Project personnel and related expenses..    5,408,772     7,123,510     7,910,215     7,739,504
   Sales and marketing.....................    1,561,941     2,228,910     2,359,848     2,433,030
   Recruiting, retention and training......    1,406,296     2,100,327     1,731,123     1,122,595
   Management and administrative...........    2,443,543     2,880,835     3,525,504     3,980,624
                                             -----------   -----------   -----------   -----------
Total operating expenses...................   10,820,552    14,333,582    15,526,690    15,275,753
                                             -----------   -----------   -----------   -----------
Operating income...........................    1,469,448     2,059,580     2,264,094     2,089,261
Interest income, net, and other............      340,501       900,979     1,053,800     1,091,126
                                             -----------   -----------   -----------   -----------
Income before income taxes.................    1,809,949     2,960,559     3,317,894     3,180,387
Income tax expense.........................      778,344     1,131,140     1,244,994     1,240,351
                                             -----------   -----------   -----------   -----------
Net income (loss)..........................  $ 1,031,605   $ 1,829,419   $ 2,072,900   $ 1,940,036
                                             ===========   ===========   ===========   ===========
Earnings per share
   Diluted (1).............................  $      0.08   $      0.13   $      0.15   $      0.14
                                             ===========   ===========   ===========   ===========
Weighted-average common shares outstanding:
   Diluted.................................   12,431,917    13,832,411    13,946,224    13,803,361
                                             ===========   ===========   ===========   ===========

                                                        Three Months Ended (unaudited)
                                            ------------------------------------------------------
                                            Mar. 31, 2001 Jun. 30, 2001 Sep. 30, 2001 Dec. 31, 2001
                                            ------------- ------------- ------------- -------------
Revenues...................................  $14,051,153   $12,537,832   $10,600,439   $10,546,182
Operating expenses:
   Project personnel and related expenses..    7,396,824     7,378,815     5,876,560     5,681,583
   Sales and marketing.....................    1,858,591     2,129,456     1,804,975     1,280,368
   Recruiting, retention and training......      924,081       709,957       596,767       638,551
   Management and administrative...........    3,447,453     3,098,569     3,083,137     3,577,892
   Non-cash stock compensation expense.....           --            --            --     1,374,000
                                             -----------   -----------   -----------   -----------
Total operating expenses...................   13,626,949    13,316,797    11,361,439    12,552,394
                                             -----------   -----------   -----------   -----------
Operating income (loss)....................      424,204      (778,965)     (761,000)   (2,006,212)
Interest income, net, and other............    1,013,331       898,435       870,372       651,298
                                             -----------   -----------   -----------   -----------
Income (loss) before income taxes..........    1,437,535       119,470       109,372    (1,354,914)
Income tax expense.........................      503,134            --            --            --
                                             -----------   -----------   -----------   -----------
Net income (loss)..........................  $   934,401   $   119,470   $   109,372   $(1,354,914)
                                             ===========   ===========   ===========   ===========
Earnings per share:
   Diluted (1).............................  $      0.07   $      0.01   $      0.01   $     (0.12)
                                             ===========   ===========   ===========   ===========
Weighted-average common shares outstanding:
   Diluted.................................   13,699,582    13,632,087    13,521,401    11,604,596
                                             ===========   ===========   ===========   ===========

--------
(1) Sum of quarters does not equal year due to differences in average shares outstanding.

                                 INFORTE CORP.

15. Segment Reporting

Inforte engages in business activities in one operating segment, which provides consulting services primarily on a fixed-price, fixed-time frame basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America and Europe. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). During the year ended December 31, 2001, Inforte's European operations had $5,022,922 of revenues and $27,782 of long-lived assets. In 1999 and 2000 operating revenues and long-lived assets related to foreign operations were immaterial.

16. Changes in Securities and Use of Proceeds

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Inforte's directors is incorporated herein by reference to Inforte's definitive proxy statement with respect to its 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information concerning Inforte's executive officers is included in Part I of this report under the caption ''Executive Officers of the Registrant.''

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference to Inforte's definitive proxy statement with respect to its 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning ownership of Inforte's stock is incorporated herein by reference to Inforte's definitive proxy statement with respect to its 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions involving Inforte's directors and executive officers is incorporated herein by reference to Inforte's definitive proxy statement with respect to its 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                             Financial Statements

Inforte's financial statements included in Item 8 of this report are listed in the index preceding the financial statements.

                  Statement Schedules and Reports on Form 8-K

                         Financial Statement Schedules

      (i)  Schedule II--Valuation and Qualifying Accounts.

                                   Exhibits

    3.1   Certificate of Incorporation. Incorporated herein by reference to Exhibit 3 to Inforte's Form S-1, as amended, Registration No. 333-92325.

    3.2   Amended and Restated Bylaws. Incorporated herein by reference to Exhibit 3.2 to Inforte's
          Form S-1, as amended, Registration No. 333-92325.

10.3(1)   Amended and Restated 1995 Incentive Stock Option Plan. Incorporated herein by reference to
          Exhibit 10.3 to Inforte's Form S-1, as amended, Registration No. 333-92325.

10.4(1)   Amended and Restated 1997 Incentive Compensation Plan. Incorporated herein by reference to
          Exhibit 10.4 to Inforte's Form S-1, as amended, Registration No. 333-92325.

10.5(1)   Form of Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Inforte's
          Form S-1, as amended, Registration No. 333-92325.

   10.6   Amended and Restated 1999 Employee Stock Purchase Plan. Incorporated herein by reference to
          Exhibit 10.6 to Inforte's Form S-1, as amended, Registration No. 333-92325.

10.7(1)   Form of Director/Officer Indemnification Agreement. Incorporated herein by reference to Exhibit
          10.7 to Inforte's Form S-1, as amended, Registration No. 333-92325.

   10.8   Shareholder Loan Agreement. Incorporated herein by reference to Exhibit 10.7 to Inforte's Form
          S-1, as amended, Registration No. 333-92325.

   22.1   Subsidiaries of the Registrant

   23.1   Consent of Independent Auditors.

--------
(1) Management or compensatory plan or arrangement required to be filed pursuant to item 14(c) of Form 10-K.

                              Reports on Form 8-K

Form 8-K filed December 10, 2001 (Item 9 Regulation FD Disclosure for class action litigation filed against Inforte)

                                SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2002.

                                          INFORTE CORP.

                                                /S/  PHILIP S. BLIGH
                                          By_________________________________
                                            Philip S. Bligh, Chief Executive
                                                   Officer & Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----
    /S/  PHILIP S. BLIGH      Chief Executive Officer &     March 20, 2002
_____________________________ Chairman
       Philip S. Bligh

   /S/  STEPHEN C. P. MACK    Chief Operating Officer,      March 20, 2002
_____________________________ President & Director
     Stephen C. P. Mack

     /S/  NICK PADGETT        Chief Financial Officer &     March 20, 2002
_____________________________ Director
        Nick Padgett

_____________________________ Director                      March 20, 2002
      Edgar D. Jannotta

_____________________________ Director                      March 20, 2002
       Ray C. Kurzweil

   /S/  MICHAEL E. PORTER
_____________________________ Director                      March 20, 2002
      MICHAEL E. PORTER

        /s/  Al Ries
_____________________________ Director                      March 20, 2002
           Al Ries

      /S/  STEVEN GETTO
_____________________________ Controller                    March 20, 2002
        Steven Getto

                                                                    SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 INFORTE CORP.

                                                               Additions
                                                           -----------------
                                                           Charged
                                                Balance at to Costs Charged              Balance at
                                                Beginning    and    to Other               End of
                                                of Period  Expenses Accounts  Deductions   Period
                                                ---------- -------- --------  ---------- ----------
Description
Year ended December 31, 1999
   Reserves and allowances deducted from asset
     accounts
   Allowance for doubtful accounts............. $  275,000 $325,000  $   --     $   --   $  600,000
Year ended December 31, 2000...................
   Reserves and allowances deducted from asset
     accounts
   Allowance for doubtful accounts............. $  600,000 $550,000  $   --     $   --   $1,150,000
Year ended December 31, 2001
   Reserves and allowances deducted from asset
     accounts
   Allowance for doubtful accounts............. $1,150,000 $     --  $   --     $   --   $1,150,000

                                 EXHIBIT INDEX

    3.1   Certificate of Incorporation. Incorporated herein by reference to Exhibit 3 to Inforte's Form S-1, as amended, Registration No. 333-92325.

    3.2   Amended and Restated Bylaws. Incorporated herein by reference to Exhibit 3.2 to Inforte's Form
          S-1, as amended, Registration No. 333-92325.

10.3(1)   Amended and Restated 1995 Incentive Stock Option Plan. Incorporated herein by reference to
          Exhibit 10.3 to Inforte's Form S-1, as amended, Registration No. 333-92325.

10.4(1)   Amended and Restated 1997 Incentive Compensation Plan. Incorporated herein by reference to
          Exhibit 10.4 to Inforte's Form S-1, as amended, Registration No. 333-92325.

10.5(1)   Form of Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Inforte's Form
          S-1, as amended, Registration No. 333-92325.

10.6(1)   Amended and Restated 1999 Employee Stock Purchase Plan. Incorporated herein by reference to
          Exhibit 10.6 to Inforte's Form S-1, as amended, Registration No. 333-92325.

10.7(1)   Form of Director/Officer Indemnification Agreement. Incorporated herein by reference to Exhibit
          10.7 to Inforte's Form S-1, as amended, Registration No. 333-92325.

   10.8   Shareholder Loan Agreement. Incorporated herein by reference to Exhibit 10.7 to Inforte's Form
          S-1, as amended, Registration No. 333-92325.

   22.1   Subsidiaries of the Registrant

   23.1   Consent of Independent Auditors.

--------
(1) Management or compensatory plan or arrangement required to be filed pursuant to item 14(c) of Form 10-K.