Form 10-Q
period 2002-03-31
INFORTE CORP
filed 2002-05-15
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the Registrant's Common Stock as of March 31, 2002 was 11,802,025.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheets - March 31, 2001, June 30, 2001, September 30, 2001, December 31, 2001
             and March 31, 2002                                             1

             Consolidated Statements of Income - Three months ended
             March 31, 2001 and 2002                                        2

             Consolidated Statements of Cash Flows - Three months ended
             March 31, 2001 and 2002                                        3

             Notes to Consolidated Financial Statements                   4-5

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         6-17

Item 3.      Qualitative and Quantitative Disclosure About Market Risk     17

PART II. Other Information

Item 1       Legal Proceedings                                             17

Item 2.      Changes in Securities and Use of Proceeds                     17

Item 3       Defaults of Senior Securities                                 17

Item 4.      Submission of Matters to a Vote of Security Holders           18

Item 5       Other Information                                             18

Item 6.      Exhibits and Reports on Form 8-K                              18

Signature                                                                  19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               INFORTE CORP.
                       CONSOLIDATED BALANCE SHEETS
                     (In thousands except share data)



                                                       MAR 31,      JUN 30,    SEP 30,      DEC 31,    MAR 31,
                                                       2001          2001       2001         2001       2002
                                                       --------     --------  --------     --------   --------
                                                     (Unaudited)  (Unaudited) (Unaudited)            (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                           $44,123      $61,849     $27,202     $20,208    $26,404
  Short-term marketable securities                     34,684       17,780      22,417      32,669     27,195
  Accounts receivable                                   7,684        8,422       8,191       6,539      7,251
  Allowance for doubtful accounts                      (1,150)      (1,150)     (1,150)     (1,150)    (1,000)
                                                     --------     --------    --------    --------   --------
  Accounts receivable, net                              6,534        7,272       7,041       5,389      6,251
  Prepaid expenses and other current assets             2,170        2,291       1,736       2,008      1,949
  Income taxes recoverable                                 -            -          -          -           -
  Deferred income taxes                                   909          910         940       1,621      1,550
                                                     --------     --------    --------    --------   --------
          Total current assets                         88,420       90,102      59,336      61,895     63,349

Computers, purchased software and property              4,599        4,683       4,177       3,777      3,662
Less accumulated depreciation and amortization          1,831        2,208       2,022       1,916      2,040
                                                     --------     --------    --------    --------   --------
Computers, purchased software and property, net         2,768        2,475       2,155       1,861      1,622

Long-term marketable securities                         5,293        5,620      27,091      22,241     21,677
Deferred income taxes                                     504          580         690         462        482
                                                     --------     --------    --------    --------   --------
          Total assets                                $96,985      $98,777     $89,272     $86,459    $87,130
                                                     ========     ========    ========    ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $    534   $      628    $    753   $     400    $   970
  Income taxes payable                                    454          419         547         167        179
  Accrued expenses                                      4,600        5,018       5,674       5,524      5,169
  Deferred revenue                                      7,316        8,119       9,801       8,165      8,564
                                                     --------     --------    --------    --------   --------
          Total current liabilities                    12,904       14,184      16,775      14,256     14,882
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  11,802,025 as of Mar 31, 2002                            13           13          12          12         12
  Additional paid-in capital                           74,717       75,000      75,424      77,916     78,305
  Cost of common stock in treasury (1,519,902
  shares as of Mar 31, 2002)                             (472)        (472)    (13,170)    (14,502)   (14,771)
  Retained earnings                                     9,687        9,806       9,914       8,561      8,697
  Accumulated other comprehensive income                  136          246         317         216          5
                                                     --------     --------    --------    --------   --------
          Total stockholders' equity                   84,081       84,593      72,497      72,203     72,248
                                                     --------     --------    --------    --------   --------
         Total liabilities and stockholders' equity   $96,985      $98,777     $89,272     $86,459    $87,130
                                                     ========     ========    ========    ========   ========

                     See notes to consolidated financial statements

                                  INFORTE CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands except share and per share data)



                                                    THREE MONTHS ENDED
                                                       MARCH 31,
                                                ------------------------
                                                    2001          2002
                                                ----------    ----------
                                                (Unaudited) (Unaudited)

Revenues
  Revenue before reimbursements (net revenue)      $14,051     $   9,434
  Reimbursements                                     1,739         1,467
                                                 ---------     ---------
Total Revenue                                       15,790        10,901

Operating expenses:
  Project personnel and related expenses             7,397         5,002
  Reimbursed expenses                                1,739         1,467
  Sales and marketing                                1,859         1,518
  Recruiting, retention and training                   924           374
  Management and administrative                      3,447         3,003
                                                 ---------     ---------
          Total operating expenses                  15,366        11,364

Operating income (loss)                                424          (463)

Interest income, net and other                       1,013           564
                                                 ---------     ---------
Income before income taxes                           1,437           101
Income tax expense (benefit)                           503           (35)
                                                 ---------     ---------
          Net income                               $   934     $     136
                                                 =========     =========

Earnings per share:
-Basic                                               $0.07         $0.01
-Diluted                                             $0.07         $0.01

Weighted average common shares outstanding:
-Basic                                              12,720        11,655
-Diluted                                            13,700        12,213

                     See notes to consolidated financial statements

                                  INFORTE CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)



                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 =========================
                                                    2001         2002
                                                 ==========     ==========
                                                (Unaudited)     (Unaudited)

Cash flows from operating activities
Net income                                       $   934           $   136

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                      431               396
  Non-cash compensation                               75                 -
  Deferred income taxes                             (171)               51
Changes in operating assets and liabilities
  Accounts receivable                              2,702              (862)
  Prepaid expenses and other current assets         (265)               61
  Accounts payable                                   (48)              570
  Income taxes                                     2,000                12
  Accrued expenses and other                      (3,102)             (413)
  Deferred revenue                                (1,258)              399
                                                ========          ========
Net cash provided by operating activities          1,298               350

Cash flows from investing activities


  Decrease in marketable securities                  652             5,736
  Purchases of property and equipment               (201)              (61)
                                                ========          ========
Net cash provided by investing activities            451             5,675

Cash flows from financing activities

  Stock option and purchase plans                    450               389
  Purchase of common stock                          (472)             (211)
                                                ========          ========
Net cash provided by (used in) financing
  activities                                         (22)              178
                                                ========          ========

Effect of changes in exchange rates on cash            4                (7)
Net increase in cash and cash equivalents          1,731             6,196
Cash and cash equivalents, beg. of period         42,392            20,208
                                                ========          ========
Cash and cash equivalents, end of period         $44,123           $26,404
                                                ========          ========


                    See notes to consolidated financial statements

                                  Inforte Corp.
                   Notes to consolidated financial statements
                                   (Unaudited)
                                 March 31, 2001

(1)  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in Inforte's annual report Form 10K (File No. 000-29239). The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.

(2)  COST OF COMMON STOCK IN TEASURY
During the quarter ended March 31, 2002, Inforte repurchased 27,200 shares of stock for $0.3 million at an average price of $9.86. Of the shares repurchased, 22,000 were settled in the quarter for a total of $0.2 million. On January 24, 2001, the board of directors approved a $25.0 million stock repurchase program and as of March 31, 2002, $10.2 million remained authorized for repurchase.

(3)  NET INCOME PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.

                                        Three Months Ended March 31,
                                        ----------------------------
                                           2001           2002
                                        ----------------------------
                                               (unaudited)

   Basic weighted average shares        12,719,821      11,655,048
   Effect of dilutive stock options        979,761         558,295
                                        ----------------------------

   Diluted common and common
     equivalent shares                  13,699,582      12,213,343
                                        ============================

(4)  COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. The Company reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive loss was $76,204 for the three months ended March 31, 2002 and total comprehensive income was $984,661 for the three months ended March 31, 2001.

(5)  INCOME TAXES
Inforte's effective tax rate for the March 2002 quarter was a benefit of 35.1% compared to an expense of 35.0% for the March 2001 quarter. The negative effective rate in 2002 is due to an operating loss for the quarter which includes interest income, a portion of which is tax advantaged.

(6)  CONTINGINCIES
Inforte Corp. and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is also known as In re Inforte Corp Initial Public Offering Securities Litigation. The named plaintiff in this case was previously Brian Padgett. An Amended Class Action Complaint for Violations of the Federal Securities Laws was filed on April 19, 2002. The amended complaint seeks certification of a class of purchasers of Inforte Corp. stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint alleges violations of federal securities laws in connection with our initial public offering (IPO) occurring in February 2000. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. We believe that we and our officers have defenses to the claims and we intend to vigorously defend the lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match our resources with the demand during the current economic downturn; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals; (iv) reliably forecast net revenue when information technology services spending is less certain overall, and in particular when spending at current clients and with our alliance partners, our two main revenue lead sources, is less certain; (v) accurately estimate the time and resources necessary for the delivery of our services; and (vi) build and maintain marketing relationships with leading software vendors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

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

We ask clients to pay 25%-50% of our fixed-price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs. We bill the remainder in advance of the work performed based upon a predetermined billing schedule over the course of the engagement. We recognize net revenue from fixed-price contracts on the percentage-of-completion method, based on the ratio of costs incurred to total estimated costs. Amounts billed before we perform services are classified as deferred revenue. We bill time-and-materials projects twice per month on the 15th and last day of each month. We recognize time-and-materials net revenue as we perform the services. Through 2001, we did not include in our revenues the reimbursable expenses we charge to our clients, on either fixed-price or time-and-material projects, as we believe this is the most meaningful presentation of our income statement. In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements

Received for `Out-of-Pocket' Expenses Incurred" stating these costs should be characterized as revenue in the income statement if billed to customers. In the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as now required by the Financial Accounting Standards Board.

Our revenues and earnings may fluctuate from quarter to quarter based on factors within and outside of our control. These include:

     o The variability in market demand for strategic technology professional services and our ability to win business;

     o  The degree of competitive pricing;

     o  The length of the sales cycle associated with our service offerings;

     o  The number, size and scope of our projects;

     o  The efficiency with which we deliver projects and use our people;

     o  The compensation that we pay our people; and

     o  Our ability to keep expenses within budget.

If net revenue do not increase at a rate at least equal to increases in expenses, our results of operations could be materially and adversely affected.


RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                                   % of Net Revenue
                                                  Three months ended
                                                       March 31,
                                                  2001         2002

Revenues
  Revenue before reimbursements (net revenue)     100.0%       100.0%
  Reimbursements                                   12.4         15.6
                                                  -----        -----

Total Revenue                                     112.4        115.6
                                                  -----        -----

Operating expenses:
Project personnel and
 related expenses                                  52.6         53.0
Reimbursements                                     12.4         15.6
Sales and marketing                                13.2         16.1
Recruiting, retention
 and training                                       6.6          4.0
Management and administrative                      24.5         31.8
                                                   ----         ----

Total operating expenses *                        109.4        120.5
                                                  -----        -----

Operating income                                    3.0         -4.9
Interest income, net and other                      7.2          6.0
                                                   ----          ---
Pretax income                                      10.2          1.1

Income tax expense (benefit)                        3.6         -0.4
                                                    ---          ---

Net income                                          6.6%         1.4%
                                                    ====         ====


*Total operating expenses,
  excluding reimbursements                         97.0%       104.9%

Three months ended March 31, 2001 and 2002
------------------------------------------

Net Revenue. Net revenue excludes costs incurred that are billed to our clients. Net revenue decreased 33% to $9.4 million for the quarter ended March 31, 2002 from $14.1 million for quarter ended March 31, 2001. Although we have historically experienced growth in our revenues, the market for strategic technology consulting services has decreased significantly over the last 15 months due to the slower growth rate of the U.S. economy and the negative impact that heightened economic uncertainty has on information technology spending. For the quarter ended March 31, 2002, we had 30 significant clients with each of these clients contributing $1.2 million to revenue on average on an annualized basis. We had 40 significant clients during the quarter ended March 31, 2001, each contributing $1.4 million to revenue on average on an annualized basis.

Sequentially, revenue declined 11% to $9.4 million in the March 2002 quarter from $10.5 million in the December 2001 quarter. This sequential decline resulted from few new project wins from late October through the end of January. As a result, as existing projects and revenue streams ended throughout fourth quarter 2001 and first quarter 2002, replacement and revenue streams were not always available, and net revenue declined sequentially. Project wins increased in February and March 2002, and we believe these wins should allow our second quarter 2002 net revenue to equal or exceed our first quarter 2002 net revenue. Our revenue forecast does not indicate presently that this relative sequential strength will carry into the third quarter 2002, thus we believe net revenue could decline sequentially after the second quarter 2002. Accordingly, we expect net revenue to be $9.5 million for the June 2002 quarter and $8.5 million for the September 2002 quarter and all quarters going forward until information technology spending rebounds. We believe that such a rebound will not likely occur until a broad-based revenue-driven corporate profit recovery occurs.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and fringe benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. These expenses decreased 32% to $5.0 million for the quarter ended March 31, 2002, from $7.4 million for quarter ended March 31, 2001. The decrease relates to recent reductions in consulting headcount. We employed 191 consultants on March 31, 2002, down from 324 one year earlier. Project personnel and related expenses represented 53.0% of net revenue for the quarter ended March 31, 2002, similar to 52.6% for the quarter ended March 31, 2001.

Since client research indicated that information technology spending was likely to remain at minimal levels during 2001, in June 2001 Inforte offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. There were 90 people who participated in the programs. Individuals who selected the leave of absence program are receiving compensation at 20%-25% of regular pay if they remain available to return to full-time service. Individuals who chose the voluntary resignation package received pay through the end of August 2001. All costs related to resigning employees were included either in our June 2001 quarter results or our September 2001 quarter results. Salary costs for employees on leave of absence are expensed as incurred and included in the quarter ended March 2002. The costs of these programs will go to zero by the end of the June 2002 quarter. In October 2001 and in January 2002, Inforte again offered voluntary programs similar to the June 2001 program, however these latter programs were smaller in scope, involving approximately 20 and 30 people, respectively.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased 18% to $1.5 million for the quarter ended March 2002 from $1.9 million in the same period in 2001. The spending decrease was due to lower travel expenses, lower discretionary marketing expenses, lower marketing headcount, and lower sales commission expense due to lower revenue. Sales and marketing expenses as a percentage of net revenue increased to 16.1% for the quarter ended March 31, 2002 from 13.2% for the quarter ended March 31, 2001. The increase in these expenses is due to the lower revenue base. We expect our June 2002 quarterly spending on sales and marketing to remain similar as a percentage of net revenue to the March 2002 quarter level.

Recruiting, retention, and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. These expenses decreased 60% to $0.4 million for the quarter ended March 31, 2002 from $0.9 million in the first quarter of 2001. The decline was due to lower human resources headcount, and less spending on retention and training activities due to lower overall headcount. Total headcount as of March 31, 2002 was 258, down from 428 one year earlier. As a percentage of revenue, recruiting, retention and training expenses declined to 4.0% from 6.6% in the prior year period, as we reduced expenses faster than the rate of revenue decline. The first quarter 2002 expense percentage was below the 5%-7% range we experienced throughout each quarter in 2001. We believe that future expense percentages for recruiting, retention and training are more likely to be in the 5%-7% level than to remain at 4%.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, tele-communications, audit, and legal costs, and depreciation and amortization of capitalized computers, purchased software and property. These expenses decreased 13% to $3.0 million for the quarter ended March 31, 2002 from $3.4 million for the same period in 2001. The decrease in expenses was due to lower spending on information technology, executive travel, and reduced management and administrative headcount. As a percentage of net revenue, management and administrative expenses were 31.8% in the quarter ended March 31, 2002, up from 24.5% for the quarter ended March 31, 2001, as spending decreased at a slower rate than revenue declined. We expect our June 2002 quarterly spending on management and administrative to remain similar to the dollar level in the March 2002 quarter.

Interest income, net and other. During the quarter ended March 31, 2002, interest income, net and other was $0.6 million, down from $1.0 million for the quarter ended March 31, 2001. The decrease was due to lower market interest rates and lower average cash balances due to Inforte's stock buy back program. During the twelve months ended March 31, 2002, Inforte repurchased $14.2 million of stock under its stock buy back program.

Income tax expense, Inforte's effective tax rate for the March 2002 quarter was a benefit of 35.1% compared to an expense of 35.0% for the March 2001 quarter. The negative rate in 2002 is due to an operating loss for the quarter, combined with positive interest income, some of which is tax advantaged. More precisely, the first quarter 2002 income tax benefit was the sum of a) the operating loss times a 38% tax rate and b) interest income, net and other times a reduced tax rate of 25%. Our present expectation, which may change as the year progresses, is that the year-to-date income tax expense (benefit) at the end of each quarter in 2002 will be calculated similarly to the first quarter 2002 calculation, with a 38% tax rate on year-to-date operating income (loss) and a 25% tax rate on year-to-date interest income, net and other. The tax rate on interest income, net and other may vary from the 25% level in future quarters if the proportion of tax-advantaged marketable securities in our investment portfolio changes.

Liquidity and capital resources. Cash and cash equivalents increased from $20.2 million as of December 31, 2001 to $26.4 million at March 31, 2002. Short-term marketable securities decreased from $32.7 million as of December 31, 2001 to $27.2 million as of March 31, 2002. Long-term marketable securities decreased from $22.2 million as of December 31, 2001 to $21.7 million as of March 31, 2002. Short-term and long-term marketable securities are entirely conservative available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents, short-term and long-term marketable securities increased from $75.1 million to $75.3 million during the quarter ended March 31, 2002, an increase of $0.2 million.

During the March 2002 quarter, Inforte's cash flow from operations was positive $0.4 million and capital expenditures were $0.1 million, resulting in $0.3 million of free cash flow. Financing activities resulted in a cash inflow of $0.2 million, consisting of positive $0.4 million from employees participating in stock purchase and stock option plans and negative $0.2 million used to purchase Inforte common stock through our stock buy back program.

During the March 2002 quarter, Inforte repurchased 27,200 shares of stock for $0.3 million at an average price of $9.86. Of the shares purchased, 5,200 were settled in the month of April for $0.1 million. The board approved a $25.0 million stock repurchase program on January 24, 2001 and as of March 31, 2002, $10.2 million remained authorized for repurchase. As of March 31, 2002, Inforte had 11,802,025 shares outstanding and $75.3 million in cash and marketable securities, resulting in $6.38 of cash and marketable securities per basic share. As of March 31, 2002, the public float (shares not held by executive officers and directors) totaled 6.5 million shares or 55% of total outstanding shares.

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

Financial Accounting Standards Board's Emerging Issues Task Force Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" states these costs should be characterized as revenue in the income statement if billed to customers. Beginning in 2002, we report reimbursable expenses as a separate line in revenue and expense and have reclassified prior periods in the comparative consolidated financial statements as now required by the Financial Accounting Standards Board.

An allowance for doubtful accounts is maintained for potential credit losses. The amount of the reserve is established analyzing all client accounts to determine credit risk. Criteria considered include slow payment history, no payment history, poor financial condition of the client and the size of the outstanding balance from the client.

Inforte has several operating leases which have contractual obligations for future payments. There are no other contractual obligations which require future cash obligations or other commitments. The table below identifies all future commitments.


--------------------------------------------------------------------------------------------------

Contractual Obligations                                Payments Due by Period

--------------------------------------------------------------------------------------------------
                                             Total        Q2-Q4 2002       2003-2004      2005 and
                                                                                           beyond
--------------------------------------------------------------------------------------------------
Long-term debt                                  0                0              0             0
Capital lease obligations                       0                0              0             0
Operating leases                            9,693            1,835          4,807         3,051
Unconditional purchase obligations              0                0              0             0
Other long-term obligations                     0                0              0             0
Total contractual cash obligations              0                0              0             0
--------------------------------------------------------------------------------------------------


Inforte Corp. has a wholly owned subsidiary, Inforte Investments Inc., a Delaware corporation, which functions as a holding company for Inforte Corp.'s investments. Inforte Investments Inc. has no operations other than holding investments of Inforte Corp. and no contractual commitments requiring future cash obligations. The financial position and results of operations for Inforte Investments Inc. are consolidated, in accordance with generally accepted accounting principles, in the consolidated financial statements reported in this document.

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

o       effectively use the latest technologies;

o       continue to develop our strategic and technical expertise;

o influence and respond to emerging industry standards and other technological changes;

o identify and effectively market solutions with growing demand during a period of slower technological advancement and adoption.

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

If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have the experience and expertise to market, sell and perform the services we provide to our clients are limited and competition for these individuals is intense. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been reduced significantly, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through March 31, 2002 have exercise prices of $8.56 to $71.81. The average exercise price of all options outstanding at March 31, 2002 is $15.81. Since the current market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee retention rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce earnings per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive cash flow from operations. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased from $13.4 million in 1998, to $30.1 million in 1999 and to $63.8 million in 2000. As a result of the current U.S. economic environment and overcapacity in our industry however, net revenue in 2001 was $47.7 million, a 25% decline compared to 2000. For 2002, industry demand is highly dependent on the macroeconomic environment, which heavily influences our clients' level of information technology services spending and competition among service providers. The level of information technology spending is subject to rapid positive and negative changes. If the level of spending declines further, we may not be profitable or achieve positive cash flow from operations in 2002. Currently, we expect net revenue to be $9.5 million in the second quarter of 2002 and $8.5 million in the last two quarters of 2002, to total $36 million for 2002. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth. Also, our senior management team has limited collective experience managing a public company or a business the current size of Inforte and our management team has limited collective experience managing a business during an economic slowdown or recession.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals.

We currently have marketing relationships with software vendors, including Ariba, i2, Siebel and Vignette. Although we have historically received a large number of business leads from these software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues.

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

At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. In the March 2002 quarter, three clients each accounted for over 10% of net revenue, with our five largest clients accounting for 50% of net revenue and our ten largest clients accounting for 70% of net revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of these clients or if we were to fail to collect a large account receivable.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. More recently, in February and March 2002, we did experience an increase in demand which should allow our net revenue in the second quarter 2002 to equal or exceed the first quarter 2002 level. We believe this increase in demand is seasonal and we do not belive a cyclical recovery in information technology spending is underway. This existence of both seasonal and cyclical effects does make it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

In the March 2002 quarter, international net revenue exceeded 20% of net revenue. As our international net revenue grows, we face additional risks that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, there are indications that the U.S. economic slowdown is spreading to the rest of the world, which could limit our ability to obtain international net revenue going forward. These risk factors, as well as others not cited here, may negatively impact our business.

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

Inforte's average trading volume during the March 2002 quarter averaged approximately 32,000 shares per day. On any particular day, Inforte's trading volume can be less than 10,000 shares which increase the potential for volatile stock prices.

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

As of March 31, 2002 the executive officers and directors set forth below, own approximately 44.2% of the outstanding shares of our common stock and own individually the percentage set forth opposite their names:

                  o       Philip S. Bligh                20.8%


                  o       Stephen C.P. Mack              17.4%


                  o       Nick Padgett                    6.1%

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Inforte Corp. and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is also known as In re Inforte Corp Initial Public Offering Securities Litigation. The named plaintiff in this case was previously Brian Padgett. An Amended Class Action Complaint for Violations of the Federal Securities Laws was filed on April 19, 2002. The amended complaint seeks certification of a class of purchasers of Inforte Corp. stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint alleges violations of federal securities laws in connection with our initial public offering (IPO) occurring in February 2000. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. We believe that we and our officers have defenses to the claims and we intend to vigorously defend the lawsuit.

Item 2. Changes in Securities and Use of Proceeds
                  None

Item 3. Defaults upon Senior Securities
                  None

Item 4. Submission of Matter to a Vote of Security Holders

Inforte held its Annual Meeting of Stockholders on April 25, 2002. For more information on the following proposals, refer to the company's proxy statement dated March 22, 2002, the relevant portions of which are incorporated herein by reference.


(1) The stockholders elected each of the two nominees to the Board of Directors for a three-year term:


    DIRECTOR                  FOR               AGAINST
-----------------          ----------          ---------
Stephen C.P. Mack           9,026,562          1,815,574
Al Ries                    10,819,821             22,315


(2) The stockholders ratified the appointment of Ernst & Young LLP as independent certified public accountants of the company:

For                                           10,797,517
Against                                           42,007
Abstain                                            2,612
                                             -----------
Total                                         10,842,136


Item 5. Other Information
                  None

Item 6. Exhibits and Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Inforte Corp.

                                          By:     /s/ NICK PADGETT
May 15, 2002                              ---------------------------------
                                                      Nick Padgett,
                                                  Chief Financial Officer






19