Form 10-Q
period 2002-06-30
INFORTE CORP
filed 2002-08-14
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares outstanding of the Registrant's Common Stock as of June 30, 2002 was 11,591,465.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

              Consolidated Balance Sheets - June 30, 2001,
              September 30, 2001, December 31, 2001, March 31, 2002
              and June 30, 2002                                               3

              Consolidated Statements of Income - Three months and
              six months ended June 30, 2001 and 2002                         4

              Consolidated Statements of Cash Flows - Three months and
              six months ended June 30, 2001 and 2002                         5

              Notes to Consolidated Financial Statements                    6-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8-21

Item 3.       Qualitative and Quantitative Disclosure About Market Risk      21

PART II. Other Information

Item 1        Legal Proceedings                                              21

Item 2.       Changes in Securities and Use of Proceeds                      21

Item 3            Defaults of Senior Securities                              21

Item 4.           Submission of Matters to a Vote of Security Holders        21

Item 5            Other Information                                          22

Item 6.           Exhibits and Reports on Form 8-K                           22

Signature                                                                    23

Exhibit 99.1     Written Statement of the Chief Executive Officer

Exhibit 99.2     Written Statement of the Chief Financial Officer

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  INFORTE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     (000's)


                                                     JUN 30,      SEP 30,      DEC 31,    MAR 31,    JUN 30,
                                                     2001         2001         2001       2002       2002
                                                     --------     --------    --------    --------   --------
                                                   (Unaudited)  (Unaudited)             (Unaudited) (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                          $ 61,849     $ 27,202    $ 20,208    $ 26,404   $ 15,295
  Short-term marketable securities                     17,780       22,417      32,669      27,195     37,311
  Accounts receivable                                   8,422        8,191       6,539       7,251      5,576
  Allowance for doubtful accounts                      (1,150)      (1,150)     (1,150)     (1,000)      (850)
                                                     --------     --------    --------    --------   --------
  Accounts receivable, net                              7,272        7,041       5,389       6,251      4,726
  Prepaid expenses and other current assets             2,291        1,736       2,008       1,949      2,045
  Deferred income taxes                                   910          940       1,621       1,550      1,493
                                                     --------     --------    --------    --------   --------
          Total current assets                         90,102       59,336      61,895      63,349     60,870

Computers, purchased software and property              4,683        4,177       3,777       3,662      3,232
Less accumulated depreciation and amortization          2,208        2,022       1,916       2,040      1,798
                                                     --------     --------    --------    --------   --------
Computers, purchased software and property, net         2,475        2,155       1,861       1,622      1,434

Long-term marketable securities                         5,620       27,091      22,241      21,677     20,146
Deferred income taxes                                     580          690         462         482        707
                                                     --------     --------    --------    --------   --------
          Total assets                                $98,777      $89,272     $86,459     $87,130    $83,157
                                                     ========     ========    ========    ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $    628     $    753    $    400    $    970   $    317
  Income taxes payable                                    419          547         167         179        677
  Accrued expenses                                      5,018        5,674       5,524       5,169      6,584
  Deferred revenue                                      8,119        9,801       8,165       8,564      5,460
                                                     --------     --------    --------    --------   --------
          Total current liabilities                    14,184       16,775      14,256      14,882     13,038
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  11,591,465 as of June 30, 2002                           13           12          12          12         12
  Additional paid-in capital                           75,000       75,424      77,916      78,305     78,680
  Cost of common stock in treasury (1,830,802
  shares as of June 30, 2002)                            (472)     (13,170)    (14,502)    (14,771)   (17,810)
  Retained earnings                                     9,806        9,914       8,561       8,697      9,053
  Accumulated other comprehensive income                  246          317         216           5        184
                                                     --------     --------    --------    --------   --------
          Total stockholders' equity                   84,593       72,497      72,203      72,248     70,119
                                                     --------     --------    --------    --------   --------
         Total liabilities and stockholders' equity  $ 98,777     $ 89,272    $ 86,459    $ 87,130   $ 83,157
                                                     ========     ========    ========    ========   ========



                     See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's, except per share data)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                 ------------------------    ------------------------
                                                     2001          2002          2001          2002
                                                 ----------    ----------    ----------    ----------
                                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Revenues:

  Revenue before reimbursements(net revenue)      $  12,538    $   11,372    $   26,589    $   20,806
  Reimbursements                                      1,493         1,435         3,232         2,902
                                                  ---------    ----------    ----------    ----------
Total Revenues                                       14,031        12,807        29,821        23,708

Operating expenses:
  Project personnel and related expenses              7,379         5,329        14,776        10,331
  Reimbursed expenses                                 1,493         1,435         3,232         2,902
  Sales and marketing                                 2,129         1,812         3,988         3,330
  Recruiting, retention and training                    710           357         1,634           731
  Management and administrative                       3,099         3,969         6,546         6,972
                                                  ---------    ----------    ----------    ----------
          Total operating expenses                   14,810        12,902        30,176        24,266

Operating loss                                         (779)          (95)         (355)         (558)

Interest income, net and other                          898           568         1,911         1,132
                                                  ---------    ----------    ----------    ----------
Income before income tax                                119           473         1,556           574
Income tax expense                                        -           117           503            82
                                                  ---------    ----------    ----------    ----------
          Net income                              $     119    $      356    $    1,053    $      492
                                                  =========    ==========    ==========    ==========

Earnings per share:
-Basic                                            $    0.01    $     0.03    $     0.08    $     0.04
-Diluted                                          $    0.01    $     0.03    $     0.08    $     0.04

Weighted average common shares outstanding:
-Basic                                               12,795        11,745        12,757        11,700
-Diluted                                             13,632        12,132        13,670        12,173


                     See notes to consolidated financial statements

                                  INFORTE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)


                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                                ------------------------    -------------------------
                                                    2001          2002          2001           2002
                                                ----------    ----------    ----------     ----------
                                                (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

Cash flows from operating activities
Net income                                     $      119    $      356    $    1,053     $      492

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                       405           396           837            792
  Non-cash compensation                                 -             -            75              -
  Deferred income taxes                               (77)         (168)         (248)          (117)
Changes in operating assets and liabilities
  Accounts receivable                                (738)        1,525         1,964            663
  Prepaid expenses and other current assets          (121)          (96)         (386)           (35)
  Accounts payable                                     94          (653)           45            (83)
  Income taxes                                        (36)          498         1,964            510
  Accrued expenses and other                          417         1,396        (2,685)           983
  Deferred revenue                                    803        (3,104)         (455)        (2,705)
                                               ----------    ----------    ----------     ----------
Net cash provided by operating activities             866           150         2,164            500

Cash flows from investing activities
 (Increase)/Decrease in marketable
  securities                                       16,670        (8,602)       17,322         (2,866)
Purchases of property and equipment                   (86)         (101)         (287)          (162)
                                               ----------    ----------    ----------     ----------
Net cash provided by (used in) investing
  activities                                       16,584        (8,703)       17,035         (3,028)

Cash flows from financing activities
Proceeds from stock option and purchase
  plans                                               283           375           733            764
Purchase of treasury stock                              -        (3,020)         (472)        (3,231)
                                               ----------    ----------    ----------     ----------
Net cash provided by (used in) financing
  activities                                          283        (2,645)          261         (2,467)
                                               ----------    ----------    ----------     ----------
Effect of changes in exchange rates on cash            (7)           89            (3)            82
Increase (decrease) in cash and cash
  equivalents                                      17,726       (11,109)       19,457         (4,913)
Cash and cash equivalents, beg. of period          44,123        26,404        42,392         20,208
                                               ----------    ----------    ----------     ----------
Cash and cash equivalents, end of period       $   61,849    $   15,295    $   61,849     $   15,295
                                               ==========    ==========    ==========     ==========

                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                                  June 30, 2002

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in Inforte's annual report Form 10K (File No. 000-29239). The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2)  COST OF COMMON STOCK IN TEASURY
During the quarter ended June 30, 2002, Inforte repurchased 310,900 shares of common stock for $3.0 million at an average price of $9.78. Of the shares repurchased, 302,300 were settled in the quarter for a total of $3.0 million. On January 24, 2001, the board of directors approved a $25.0 million stock repurchase program and as of June 30, 2002, $7.2 million remained authorized for repurchase.


(3)  NET INCOME PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents then outstanding.


                                          Three Months Ended            Six Months Ended
                                             June 30,                         June 30,
                                      --------------------------  --------------------------
                                         2001            2002         2001           2002
                                      --------------------------  --------------------------
                                             (unaudited)                (unaudited)


   Basic weighted average shares      12,794,667      11,745,014   12,757,451     11,700,279
   Effect of dilutive stock options      837,420         387,136      912,289        472,407
                                      --------------------------  --------------------------

   Diluted common and common
     equivalent shares                13,632,087      12,132,150   13,669,740     12,172,686
                                      ==========================   =========================


(4) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. The Company reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $535,946 and $459,741 for the three and six months ended June 30, 2002 and $229,755 and $1,214,416 for the three months and six-months ended June 30, 2001.

(5) CONTINGINCIES
Inforte Corp. and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is also known as In re Inforte Corp Initial Public Offering Securities Litigation. The named plaintiff in this case was previously Brian Padgett. An Amended Class Action Complaint for Violations of the Federal Securities Laws was filed on April 19, 2002. The amended complaint seeks certification of a class of purchasers of Inforte Corp. stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint alleges violations of federal securities laws in connection with our initial public offering (IPO) occurring in February 2000. Each of the defendants in the case has moved to dismiss the plaintiff's case. The court has not yet ruled on the motions. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. We believe that we and our officers have defenses to the claims and we intend to vigorously defend the lawsuit.

(6) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services primarily on a fixed-price, fixed-time frame basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America and Europe. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Inforte's European operations had $4,614,203 and $2,145,534 of revenues for the six months ending June 30 2002 and 2001, respectively, and $2,506,694 and $1,416,541 of revenues for the three months ending June 30 2002 and 2001, respectively. Long-lived assets were $116,790 and $80,931 as of June 30 2002 and 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match resources with the demand during a period where information technology spending is depressed and when economic and geopolitical uncertainty is heightened throughout the world; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals; (iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors; and (vi) navigate the possibility of a smaller number of clients, with associated higher revenue concentration. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

Overview

Customer and demand management consultancy Inforte Corp. helps clients improve customer interactions, revenue forecasting, management and profitability. Inforte creates strategies and implements technology solutions that enhance visibility, optimize customer and channel profitability, and integrate demand information with supply and resource planning processes. Inforte has applied a client advocacy approach and rigorous delivery methodologies to help garner references from 100 percent of its Global 2000 client base. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta, Dallas, London, Los Angeles, New York and San Francisco.

The majority of our revenue is from professional services performed on a fixed-price basis; however, we also perform services on a time-and-materials basis. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days, which we perform on a fixed-price basis. This work enables us to determine with our clients the scope of successive phases for design and implementation, which in total generally last three to nine months and to decide whether we will perform these additional phases for a fixed price or on a time-and-materials basis. Whether we use fixed pricing or time-and-material pricing depends upon our assessment of the project's risk, and how precisely our clients are able to define the scope of activities they wish us to perform. Fixed prices are based on estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline and the technical complexity of the solution.

We ask clients to pay 25%-50% of our fixed-price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs. We bill the remainder in advance of the work performed based upon a predetermined billing schedule over the course of the engagement. We bill time-and-materials projects twice per month on the 15th and last day of the month.

We recognize net revenue from fixed-price contracts on the percentage-of-completion method, based on the ratio of costs incurred to total estimated costs. We recognize time-and-materials net revenue as we perform the services. For some clients, we have a requirement that cash collection must occur prior to net revenue recognition. This requirement is in addition to the regular requirement that net revenue be recognizable under either the percent of completion method for fixed-price contracts or as services are performed under time-and-materials contracts. We typically use cash-based revenue recognition for clients with one of the following characteristics: deteriorating or poor financial condition, limited financial resources, poor or no payment history, or a non-US location. Amounts billed before we perform the services or before we recognize revenue are classified as deferred revenue.

Through 2001, we did not include in our revenues the reimbursable expenses we charge to our clients, on either fixed-price or time-and-material projects, as we believe this is the most meaningful presentation of our income statement. In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating these costs should be characterized as revenue in the income statement if billed to customers. For each quarter beginning with the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as required by the Financial Accounting Standards Board.

Our revenues and earnings may fluctuate from quarter to quarter based on factors within and outside of our control. These include:

     * The variability in market demand for strategic technology professional services and our ability to win business;

     *  The degree of competitive pricing;

     *  The length of the sales cycle associated with our service offerings;

     *  The number, size and scope of our projects;

     *  The efficiency with which we deliver projects and use our people;

     *  The compensation that we pay our people; and

     *  Our ability to keep expenses within budget.

If net revenue do not increase at a rate at least equal to increases in expenses, our results of operations could be materially and adversely affected.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                                  % of Net Revenue     % of Net Revenue
                                                Three months ended     Six months ended
                                                    June 30,               June 30,
                                                2001      2002         2001      2002

Revenues
  Revenue before reimbursements (net revenue)  100.0%    100.0%       100.0%    100.0%
  Reimbursements                                11.9      12.6         12.2      13.9
                                               -----     -----        -----     -----

Total Revenue                                  111.9     112.6        112.2     113.9
                                               -----     -----        -----     -----

Operating expenses:
Project personnel and
 related expenses                               58.9      46.9         55.6      49.7

Reimbursements                                  11.9      12.6         12.2      13.9
Sales and marketing                             17.0      15.9         15.0      16.0
Recruiting, retention
 and training                                    5.7       3.1          6.1       3.5
Management and administrative                   24.7      34.9         24.6      33.5
                                                ----      ----         ----      ----

Total operating expenses *                     118.1     113.5        113.5     116.6
                                               -----     ------       -----     -----

Operating loss                                  -6.2      -0.8         -1.3      -2.7
Interest income, net and other                   7.2       5.0          7.2       5.4
                                                ----      ----         ----      ----
Pretax income                                    1.0       4.2          5.9       2.8

Income tax expense (benefit)                     0.0       1.0          1.9       0.4
                                                 ---       ---          ---       ---

Net income                                       1.0%      3.1%         4.0%      2.4%
                                                 ====      ====         ====      ====


*Total operating expenses,
  excluding reimbursements                     106.2%    100.8%       101.3%    102.7%


Six months and three months ended June 30, 2001 and 2002
--------------------------------------------------------

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased 9% to $11.4 million for the quarter ended June 30, 2002 from $12.5 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, net revenue decreased 22% to $20.8 million from $26.6 million for the six months ended June 30, 2001. Although we have historically experienced growth in our revenues, the market for strategic technology consulting services has decreased significantly over the last 18 months due to the slower growth rate of the U.S. economy and the negative impact that heightened economic uncertainty has on information technology spending. For the quarter ended June 30, 2002, we had 30 significant clients with each of these clients contributing $1.5 million to revenue on average on an annualized basis. We had 35 significant clients during the quarter ended June 30, 2001, each contributing $1.4 million to revenue on average on an annualized basis.

Sequentially, net revenue increased 21% to $11.4 million in the June 2002 quarter from $9.4 million in the March 2002 quarter. Historically our business has experienced stronger sequential growth in the first half of the year, compared to the sequential growth in the second half of the year. We believe this seasonal pattern stems from the calendar year cycle of most clients, and their access to new budget money in the first half of the year. This trend did not occur in the first two quarters of 2001 due to the U.S. recession. While our revenue is lower relative to the same period last year, we believe the seasonal effects of our business have returned. Positive seasonality contributed to our sequential growth in the second quarter, while negative seasonality combined with a continuing depressed information technology (IT) spending environment will hamper growth in the second half of 2002. In our second quarter 2002 earnings release on July 12, 2002, we set net revenue guidance for future quarters as follows: $7.2 million to $8.0 million for the third quarter 2002, $8.0 million for the fourth quarter 2002, and $8.5 million for the first quarter 2003 and each quarter beyond. We believe that revenue-driven corporate profit growth must occur before broad-based growth in IT spending resumes.


Project personal and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services and non-reimbursable costs. All labor costs for project personnel are included in project personnel and related expenses. These expenses decreased 28% to $5.3 million for the quarter ended June 30, 2002 from $7.4 million for the quarter ended June 30, 2001. Year-to-date, these costs decreased 30% to $10.3 million for the six months ended June 30, 2001 from $14.8 million for the six months ended June 30, 2001. These decreases resulted from reductions in consulting headcount. We employed 186 consultants on June 30, 2002, down from 305 one year earlier. Project and personnel related expenses represented 46.9% of net revenue for the quarter ended June 30, 2002, compared to 58.9% for the quarter ended June 30, 2001. Year-to-date, these expenses were 49.7% for the first half of 2002 down from 55.6% at June 30, 2001. These expenses declined as a percent of net revenue both for the quarter and year-to-date as we reduced expenses by a greater magnitude than the rate of revenue decline from the past year period.

Since client research indicated that information technology spending was likely to remain at minimal levels during 2001, in June 2001 Inforte offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. There were 90 people who participated in the programs. Individuals who selected the leave of absence program received compensation at 20%-25% of regular pay if they remain available to return to full-time service. Individuals who chose the voluntary resignation package received pay through the end of August 2001. All costs related to resigning employees were included either in our June 2001 quarter results or our September 2001 quarter results. Salary costs for employees on leave of absence were expensed as incurred and included in the quarters through June 2002. No further costs related to these initial programs remain as of June 30, 2002. In October 2001 and in January 2002, Inforte again offered voluntary programs similar to the June 2001 programs, however these latter programs were smaller in scope, involving approximately 20 and 30 people, respectively.


Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased 15% to $1.8 million for the quarter ended June 2002 from $2.1 million in quarter ended June 2001. As a percent of revenue, these expenses declined to 15.9% for the quarter ended June 30, 2002 from 17.0% from the quarter ended June 30, 2001. These decreases are due to lower sales and marketing headcount. Year-to-date these expenses decreased 17% to $3.3 million for the six months ended June 30, 2002 from $4.0 million in the prior period. As a percent of net revenue, these expenses increased on a year-to-date basis to 16.0% for the six months ended June 30, 2002 from 15.0% for the six months ended June 30, 2001, as we reduced expenses at a lesser rate than the rate of revenue decline from the prior year period. The spending decrease on a year-to-date basis was again due to lower sales and marketing headcount, which declined from 32 on June 30, 2001 to 26 on June 30, 2002. We expect sales and marketing expenses on an absolute basis during the quarter ending September 30, 2002 to be at similar levels to the quarter ended June 30, 2002. However as a percent of net revenue, we expect these costs to increase in the quarter ending September 30, 2002 compared to the quarter ended June 30, 2002.


Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resource programs; and training costs, including travel and labor costs. These expenses decreased 50% to $357,000 for the quarter ended June 30, 2002 from $710,000 for the quarter ended

June 30, 2001. As a percent of net revenue these costs decreased to 3.1% in the quarter ended June 30, 2002 from 5.7% in the quarter ended June 30, 2001, as we reduced expenses by a greater magnitude than the rate of revenue decline from the prior period. Year-to-date, recruiting, retention and training decreased 55% to $731,000 for the six months ended June 30, 2002 from $1.6 million for the six months ended June 30, 2001. As a percent of net revenue, these costs decreased to 3.5% for the six months ended June 30, 2002 from 6.1% for the same period last year. These costs decreased due to lower human resources headcount and less spending on retention and training activities due to lower overall headcount. Recruiting, retention and training headcount was 7 as of June 30, 2002, down from 19 as of June 30, 2001. Total headcount was 257 as June 30, 2002, down from 406 as of June 30, 2001. We expect recruiting, retention and training costs to be at similar levels in the quarter ending September 30, 2002 compared to the quarter ended June 30, 2002.


Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, and legal costs, and depreciation and amortization of capitalized computers, purchased software and property. These expenses increased 28% to $3.9 million for the quarter ended June 30, 2002, from $3.1 million for the quarter ended June 30, 2001. As a percent of net revenue, management and administrative expenses were 34.9% for the quarter ended June 30, 2002, up from 24.7% for the quarter ended June 30, 2001. Management and administrative expenses increased 7% to $7.0 million for the six months ended June 30, 2002 from $6.5 million for the same time period one year earlier. As a percent of net revenue, management and administrative expenses increased to 33.5% for the six months ended June 30, 2002 up from 24.6% for the six months ended June 30, 2001. These increases in management and administrative expense are primarily due to costs associated with our effort to consolidate office space at the Chicago location where Inforte has multiple contractual rental commitments. Estimated costs for the consolidation of facilities consist of contractual rental commitments for office space being vacated and related costs, offset by estimated sub-lease income. In the June 2002 quarter, we lowered our estimate of the expected sub-lease income. If future sub-lease income is less than estimated or if we are unable to sub-lease our vacated space, additional charges in future periods will be necessary. The charge related to the office space consolidation was $0.6 million in the June 2002 quarter, bringing the cumulative charges for office space consolidation since the September 2001 quarter to $1.7 million. We expect management and administrative expenses to decrease on an absolute basis during the quarter ending September 30, 2002. However as a percent of net revenue, we expect these costs to be at similar levels in the quarter ending September 30, 2002 compared to the quarter ended June 30, 2002.


Interest income, net and other. During the quarter ended June 30, 2002, interest income, net and other was $0.6 million, down from $0.9 million for the quarter ended June 30, 2001. The decrease was due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances as a result of Inforte's stock buyback program. Since inception of this stock buy-back program in the March 2001 quarter we have repurchased $17.8 million of common stock.


Income tax expense. Inforte's effective tax rate for the June 2002 quarter was 24.7% compared to a rate of 0.0% for the June 2001 quarter. The increase in the effective tax rate is a result of a lower operating loss in the June 2002 quarter. The year-to-date 2002 income tax expense through June 30, 2002 was the sum of a) the year-to-date operating loss times a 38% combined federal and state tax rate and b) year-to-date interest income, net and other times a reduced tax rate of 26%. The second quarter 2002 income tax expense represented the difference between the year-to-date income tax expense at June 30, 2002 and year-to-date income tax expense at March 31, 2002. Our present expectation, which may change as the year progresses, is that the year-to-date income tax expense (benefit) at the end of each quarter in 2002 will be calculated similarly with a 38% tax rate on year-to-date operating income (loss) and a 26% tax rate on year-to-date interest income, net and other. The tax rate on interest income, net and other will vary from the 26% level in future quarters as the proportion of tax-advantaged marketable securities in our investment portfolio changes.

Liquidity and capital resources. Cash and cash equivalents decreased from $20.2 million as of December 31, 2001 to $15.3 million as of June 30, 2002. Short-term marketable securities increased from $32.7 million as of December 31, 2001 to $37.3 million as of June 30, 2002. Long-term marketable securities decreased from $22.2 million as of December 31, 2001 to $20.1 million as of June 30, 2002. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents, short-term and long-term marketable securities decreased by $2.3 million from $75.1 million to $72.8 million during the quarter ended June 30, 2002.

During the June 2002 quarter, Inforte's cash flow from operations was positive $0.1 million and capital expenditures were $0.1 million, resulting in slightly positive free cash flow (cash flow from operation minus capital expenditures). Financing activities resulted in a cash outflow of $2.6 million, consisting of negative $3.0 million used to purchase Inforte common stock through our stock buyback program and positive $0.4 million from employees participating in stock purchase and stock option plans.

During the June 2002 quarter, Inforte repurchased 310,900 shares of stock for $3.0 million at an average price of $9.78. Of the shares purchased, 302,300 were settled in the quarter for a total of $3.0 million. Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of June 30, 2002, $7.2 million remained authorized for repurchase. As of June 30, 2002, Inforte had 11,591,465 shares outstanding and $72.8 million in cash and marketable securities, resulting in $6.28 of cash and marketable securities per basic share. As of June 30, 2002, the public float (shares not held by executive officers and directors) totaled 6.4 million shares or 55% of total outstanding shares.

Inforte believes that its current cash, cash equivalents and marketable securities will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S. banks, high-grade commercial paper and other high quality, short-term obligations of U.S. companies. Short-term and long-term marketable securities are available-for-sale securities that are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders' equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

Inforte has several operating leases which have contractual cash obligations for future payments. There are no other contractual obligations which require future cash obligations or other commitments. The table below identifies all future commitments.


Contractual Obligations                                Payments Due by Period

------------------------------------------------------------------------------------------------
                                           Total        Q3-Q4 2002       2003-2004      2005 and
                                                                                         beyond
------------------------------------------------------------------------------------------------
Long-term debt                                  0                0              0             0
Capital lease obligations                       0                0              0             0
Operating leases                            9,088            1,181          4,863         3,044
Unconditional purchase obligations              0                0              0             0
Other long-term obligations                     0                0              0             0
Total contractual cash obligations          9,088            1,181          4,863         3,044
------------------------------------------------------------------------------------------------


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

Critical accounting policies. We recognize net revenue from fixed-price contracts on the percentage-of-completion method, based on the ratio of costs incurred to total estimated costs. We recognize time-and-materials net revenue as we perform the services. For some clients, we have a requirement that cash collection must occur prior to net revenue recognition. This requirement is in addition to the regular requirement that net revenue be recognizable under either the percent of completion method for fixed-price contracts or as services are performed under time-and-materials contracts. We typically use cash-based revenue recognition for clients with one of the following characteristics: deteriorating or poor financial condition, limited financial resources, poor or no payment history, or a non-US location. Amounts billed before we perform the services or before we recognize revenue are classified as deferred revenue.

In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating these costs should be characterized as revenue in the income statement if billed to customers. For each quarter beginning with the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as required by the Financial Accounting Standards Board.

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

RISKS RELATED TO INFORTE

If we are unable to accurately forecast our quarterly revenue, our profitability may be reduced or eliminated.

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

Because our market changes constantly, some of the most important challenges facing us are the need to:

*       effectively use the latest technologies;

*       continue to develop our strategic and technical expertise;

* influence and respond to emerging industry standards and other technological changes;

* identify and effectively market solutions with growing demand during a period of slower technological advancement and adoption.

*       enhance our current services; and

*       develop new services that meet changing customer needs.



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

If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have the experience and expertise to market, sell and perform the services we provide to our clients are limited and competition for these individuals is intense. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been reduced significantly, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through June 30, 2002 have exercise prices of $8.56 to $71.81. The average exercise price of all options outstanding at June 30, 2002 is $14.91. Since the current market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee retention rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce earnings per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive cash flow from operations. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased from $13.4 million in 1998, to $30.1 million in 1999 and to $63.8 million in 2000. As a result of the current U.S. economic environment and overcapacity in our industry however, net revenue in 2001 was $47.7 million, a 25% decline compared to 2000. For 2002, industry demand is highly dependent on the macroeconomic environment, which heavily influences our clients' level of information technology services spending and competition among service providers. The level of information technology spending is subject to rapid positive and negative changes. If the level of spending declines further, we may not be profitable or achieve positive cash flow from operations in 2002. Currently, we expect net revenue to be $7.2 million to $8.0 million in the third quarter of 2002 and $8.0 million in the fourth quarter of 2002, to total $36.0 million to $36.8 million for 2002. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth. Also, our senior management team has limited collective experience managing a public company or a business the current size of Inforte and our management team has limited collective experience managing a business during an economic slowdown or recession.

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

At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. In the June 2002 quarter, one client accounted for over 10% of net revenue, with our five largest clients accounting for 43% of net revenue and our ten largest clients accounting for 67% of net revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of these clients or if we were to fail to collect a large account receivable.

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

Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. More recently, in February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe this increase in demand is seasonal and we do not believe a cyclical recovery in information technology spending is underway. This existence of both seasonal and cyclical effects does make it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

A portion of our business involves the development of software applications for specific client engagements. Although we believe that our services do not infringe on the intellectual property rights of others, we may be the subject of claims for infringement, which even if successfully defended could be costly and time-consuming. An infringement claim against us could materially and adversely affect us in that we may:

* experience a diversion of our financial resources and management attention;

*       incur damages and litigation costs, including attorneys' fees;

*       be enjoined from further use of the intellectual property;

* be required to obtain a license to use the intellectual property, incurring licensing fees;

* need to develop a non-infringing alternative, which could be costly and delay projects; and

* have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.


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

In the June 2002 quarter, international net revenue exceeded 20% of net revenue. As our international net revenue grows, we face additional risks that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, there are indications that the U.S. economic slowdown is spreading to the rest of the world, which could limit our ability to obtain international net revenue going forward. These risk factors, as well as others not cited here, may negatively impact our business.

If clients view offshore development as a viable alternative to our service offerings, our pricing and revenue may be negatively affected.

Gradually, over the past two decades, numerous IT service firms have been founded in countries such as India, which have well-educated and technically trained English-speaking workforces available at wage rates that are only a fraction of US and European wages rates. Additionally, some larger clients have established internal IT operations at offshore locations. While traditionally we have not competed with offshore development, presently this form of development is seeing increasing acceptance in the market, especially for routine and repetitive types of development. Offshore development is more risky for clients due to distance, geopolitical, and cultural issues, however it does have the advantage of lower cost. Inforte does not currently intend to establish offshore development capabilities as some of our competitors have done. Instead, we intend to continue our ongoing evolution toward more valued and more differentiated service offerings-including more strategy and process consulting-which are difficult for offshore developers to replicate. If we are unable to evolve our service offerings, or if the rate of acceptance of offshore development advances faster than we anticipate, then our pricing and our revenue may be negatively affected.

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

Inforte's average trading volume during the June 2002 quarter averaged approximately 45,000 shares per day. On any particular day, Inforte's trading volume can be less than 1,000 shares which increase the potential for volatile stock prices.

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

As of June 30, 2002 the executive officers and directors set forth below, own approximately 44.2% of the outstanding shares of our common stock and own individually the percentage set forth opposite their names:

                  *             Philip S. Bligh                21.1%


                  *             Stephen C.P. Mack              17.0%


                  *             Nick Padgett                    6.1%

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

Over time, the influence or control executive officers have on a stockholder vote will decrease as officers supplement below-market salaries and diversify overall equity wealth with sales of Inforte stock. As permitted by SEC Rule 10b5-1, Inforte executive officers have or may set up a predefined, structured stock trading program. The trading program allows brokers acting on behalf of company insiders to trade company stock during company blackout periods or while the insiders may be aware of material, non-public information, if the transaction is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when the insider was not aware of any material, non-public information. Inforte executive officers may also trade company stock outside of plans set up under SEC rule 10b5-1, however such trades would be subject to company blackout periods and insider trading rules.

The authorization of preferred stock, a staggered board of directors and supermajority voting requirements will make a takeover attempt more difficult, even if the takeover would be favorable for stockholders.

Inforte's certificate of incorporation and bylaws may have the effect of deterring, delaying or preventing a change in control of Inforte. For example, our charter documents provide for:

* the ability of the board of directors to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

* the inability of our stockholders to act by written consent or to call a special meeting;

* advance notice provisions for stockholder proposals and nominations to the board of directors;

* a staggered board of directors, with three-year terms, which will lengthen the time needed to gain control of the board of directors; and

* supermajority voting requirements for stockholders to amend provisions of the charter documents described above.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Inforte Corp. and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is also known as In re Inforte Corp Initial Public Offering Securities Litigation. The named plaintiff in this case was previously Brian Padgett. An Amended Class Action Complaint for Violations of the Federal Securities Laws was filed on April 19, 2002. The amended complaint seeks certification of a class of purchasers of Inforte Corp. stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint alleges violations of federal securities laws in connection with our initial public offering (IPO) occurring in February 2000. Each of the defendants in the case has moved to dismiss the plaintiff's case. The court has not yet ruled on the motions. The complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. We believe that we and our officers have defenses to the claims and we intend to vigorously defend the lawsuit.

Item 2. Changes in Securities and Use of Proceeds
              None

Item 3. Defaults upon Senior Securities
              None

Item 4. Submission of Matter to a Vote of Security Holders
              None

Item 5. Other Information
              None

Item 6. Exhibits and Reports on Form 8-K

              Exhibit 99.1     Written Statement of the Chief Executive Officer

              Exhibit 99.2     Written Statement of the Chief Financial Officer

              Reports on Form 8-K
                    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Inforte Corp.

                                          By:     /s/ NICK PADGETT
August 14, 2002                              ---------------------------------
                                                      Nick Padgett,
                                                  Chief Financial Officer






23