Form 10-Q
period 2002-09-30
INFORTE CORP
filed 2002-11-14
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No X
                                                ---      --
The number of shares outstanding of the Registrant's Common Stock as of September 30, 2002 was 10,761,499.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        --------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

              Consolidated Balance Sheets - September 30, 2001,
              December 31, 2001, March 31, 2002, June 30, 2002
              and September 30, 2002                                          1

              Consolidated Statements of Operations - Three months and
              nine months ended September 30, 2001 and 2002                   2

              Consolidated Statements of Cash Flows - Three months and
              nine months ended September 30, 2001 and 2002                   3

              Notes to Consolidated Financial Statements                    4-5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          6-20

Item 3.       Qualitative and Quantitative Disclosure About Market Risk      20

Item 4.       Controls and Procedures                                        20

PART II. Other Information

Item 1        Legal Proceedings                                              21

Item 2.       Changes in Securities and Use of Proceeds                      21

Item 3        Defaults of Senior Securities                                  21

Item 4.       Submission of Matters to a Vote of Security Holders            21

Item 5        Other Information                                              21

Item 6.       Exhibits and Reports on Form 8-K                               21

Signature                                                                    22

Certifications                                                            23-24

Exhibit 99.1  Section 906 certification of the Chief Executive Officer       25

Exhibit 99.2  Section 906 certification of the Chief Financial Officer       26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  INFORTE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     (000's)


                                                     SEPT 30,      DEC 31,     MAR 31,     JUN 30,    SEPT 30,
                                                      2001          2001        2002        2002       2002
                                                     --------     --------    --------    --------    --------
                                                    (Unaudited)              (Unaudited) (Unaudited) (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                          $ 27,202     $ 20,208    $ 26,404    $ 15,295    $ 14,992
  Short-term marketable securities                     22,417       32,669      27,195      37,311      32,044
  Accounts receivable                                   8,191        6,539       7,251       5,576       5,388
  Allowance for doubtful accounts                      (1,150)      (1,150)     (1,000)       (850)       (700)
                                                     --------     --------    --------    --------    --------
  Accounts receivable, net                              7,041        5,389       6,251       4,726       4,688
  Prepaid expenses and other current assets             1,736        2,008       1,949       2,045       1,923
  Deferred income taxes                                   940        1,621       1,550       1,493       1,435
                                                     --------     --------    --------    --------    --------
          Total current assets                         59,336       61,895      63,349      60,870      55,082

Computers, purchased software and property              4,177        3,777       3,662       3,232       3,074
Less accumulated depreciation and amortization          2,022        1,916       2,040       1,798       1,853
                                                     --------     --------    --------    --------    --------
Computers, purchased software and property, net         2,155        1,861       1,622       1,434       1,221

Long-term marketable securities                        27,091       22,241      21,677      20,146      18,947
Deferred income taxes                                     690          462         482         707         629
                                                     --------     --------    --------    --------    --------
          Total assets                               $ 89,272     $ 86,459    $ 87,130    $ 83,157    $ 75,879
                                                     ========     ========    ========    ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $    753     $    400    $    970    $    317    $    155
  Income taxes payable                                    547          167         179         677         800
  Accrued expenses                                      5,674        5,524       5,169       6,584       6,336
  Deferred revenue                                      9,801        8,165       8,564       5,460       5,028
                                                     --------     --------    --------    --------    --------
          Total current liabilities                    16,775       14,256      14,882      13,038      12,319
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  10,761,499 as of Sept 30, 2002                           12           12          12          12          11
  Additional paid-in capital                           75,424       77,916      78,305      78,680      78,742
  Cost of common stock in treasury (2,720,823
  shares as of Sept 30, 2002)                         (13,170)     (14,502)    (14,771)    (17,810)    (24,997)
  Retained earnings                                     9,914        8,561       8,697       9,053       9,577
  Accumulated other comprehensive income                  317          216           5         184         227
                                                     --------     --------    --------    --------    --------
          Total stockholders' equity                   72,497       72,203      72,248      70,119      63,560
                                                     --------     --------    --------    --------    --------
         Total liabilities and stockholders' equity  $ 89,272     $ 86,459    $ 87,130    $ 83,157    $ 75,879
                                                     ========     ========    ========    ========    ========


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's, except per share data)


                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPT 30,                   SEPT 30,
                                           ------------------------    ------------------------
                                               2001          2002         2001          2002
                                           ----------    ----------    ----------    ----------
                                           (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Revenues:

  Revenue before reimbursements
     (net revenue)                          $ 10,600     $   9,607     $  37,189     $  30,413
  Reimbursements                               1,527         1,342         4,759         4,244
                                            ---------    ----------    ----------    ----------
Total Revenues                                12,127        10,949        41,948        34,657

Operating expenses:
  Project personnel and related expenses       5,877         4,546        20,653        14,877
  Reimbursed expenses                          1,527         1,342         4,759         4,244
  Sales and marketing                          1,805         1,621         5,793         4,951
  Recruiting, retention and training             597           294         2,231         1,025
  Management and administrative                3,083         2,911         9,629         9,883
                                            ---------    ----------    ----------    ----------
          Total operating expenses            12,889        10,714        43,065        34,980

Operating income (loss)                         (762)          235        (1,117)         (323)

Interest income, net and other                   870           535         2,781         1,667
                                            ---------    ----------    ----------    ----------
Income before income tax                         108           770         1,664         1,344
Income tax expense                                 -           246           503           328
                                            ---------    ----------    ----------    ----------
          Net income                        $    108     $     524     $   1,161     $   1,016
                                            =========    ==========    ==========    ==========

Earnings per share:
-Basic                                      $   0.01     $    0.05     $    0.09     $    0.09
-Diluted                                    $   0.01     $    0.05     $    0.09     $    0.09

Weighted average common shares
  outstanding:
-Basic                                        12,778        11,092        12,764        11,495
-Diluted                                      13,521        11,298        13,620        11,888


                     See notes to consolidated financial statements

                                  INFORTE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPT 30,                      SEPT 30,
                                               ------------------------    -------------------------
                                                   2001          2002          2001           2002
                                               ----------    ----------    ----------     ----------
                                               (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

Cash flows from operating activities
Net income                                      $     108    $    524      $   1,161      $   1,016

Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                       408         333          1,245          1,125
  Non-cash compensation                                75           -            150              -
  Deferred income taxes                              (140)        136           (388)            19
Changes in operating assets and liabilities
  Accounts receivable                                 231          38          2,195            701
  Prepaid expenses and other current assets           555         122            169             87
  Accounts payable                                    125        (162)           170           (245)
  Income taxes                                        128         123          2,092            633
  Accrued expenses and other                         (230)       (171)        (2,915)           812
  Deferred revenue                                  1,682        (432)         1,227         (3,137)
                                                ---------    --------      ---------      ---------
Net cash provided by operating activities           2,942         511          5,106          1,011

Cash flows from investing activities
(Increase)/Decrease in marketable
  securities                                      (26,103)      6,374         (8,781)         3,508
Purchases of property and equipment                   (64)        (16)          (351)          (178)
                                                ---------    --------      ---------      ---------
Net cash provided by(used in) investing
  activities                                      (26,167)      6,358         (9,132)         3,330

Cash flows from financing activities
Proceeds from stock option and purchase
  plans                                               349          61          1,082            825
Purchase of treasury stock                        (11,792)     (7,265)       (12,264)       (10,496)
                                                ---------    --------      ---------      ---------
Net cash used in financing activities             (11,443)     (7,204)       (11,182)        (9,671)
                                                ---------    --------      ---------      ---------
Effect of changes in exchange rates on cash            21          32             18            114
Decrease in cash and cash
  equivalents                                     (34,647)       (303)       (15,190)        (5,216)
Cash and cash equivalents, beg. of period          61,849      15,295         42,392         20,208
                                                ---------    --------      ---------      ---------
Cash and cash equivalents, end of period        $  27,202    $ 14,992      $  27,202      $  14,992
                                                =========    ========      =========      =========


                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                               September 30, 2002

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in Inforte's annual report Form 10-K (File No. 000-29239). The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2) COST OF COMMON STOCK IN TEASURY
During the quarter ended September 30, 2002, Inforte repurchased 890,021 shares of common stock for $7.2 million at an average price of $8.08. All shares repurchased were settled in the third quarter. In addition, $0.1 million was used in the September 2002 quarter to settle purchases made in the June 2002 quarter. On January 24, 2001, the board of directors approved a $25.0 million stock repurchase program that was complete as of September 30, 2002. On August 22, 2002 the board of directors approved a new $5 million repurchase authorization, although we stated in a press release at that time that we had no present plans to make additional repurchases of stock. As of September 30, 2002 no shares had been purchased under the new repurchase authorization.


(3) NET INCOME PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.


                                          Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                      --------------------------  --------------------------
                                         2001            2002         2001           2002
                                      --------------------------  --------------------------
                                              (unaudited)                 (unaudited)


   Basic weighted average shares      12,778,087      11,091,832   12,764,405     11,495,235
   Effect of dilutive stock options      743,314         206,153      856,051        393,026
                                      --------------------------  --------------------------

   Diluted common and common
     equivalent shares                13,521,401      11,297,985   13,620,456     11,888,261
                                      ==========================   =========================


(4) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was

$565,561 and $1,025,302 for the three and nine months ended September 30, 2002 and $179,572 and $1,393,988 for the three months and nine months ended September 30, 2001.


(5) CONTINGINCIES
Inforte and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is also known as In re Inforte Initial Public Offering Securities Litigation. An amended class action complaint was filed on April 19, 2002. The amended complaint alleges violations of federal securities laws in connection with our initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte Corp. stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. The court has heard oral argument on these fully briefed motions, but not yet ruled on the motions. We believe that we have defenses to the claims and we intend to vigorously defend the lawsuit.


(6) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America and Europe. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Inforte's European operations had $6,473,199 and $3,269,959 of revenues for the nine months ending September 30, 2002 and 2001, respectively, and $1,858,996 and $1,124,425 of revenues for the three months ending September 30, 2002 and 2001, respectively. Long-lived assets were $107,634 and $118,697 as of September 30, 2002 and 2001, respectively.


(7) COST TO EXIT LEASED OFFICE SPACE
In the third quarter 2001, we consolidated office space at our Chicago location where we had multiple contractual rental commitments. Estimated costs for the consolidation of facilities comprise contractual rental commitments for office space being vacated and related costs in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total reduction of office space resulting from these office consolidations was approximately 17,770 square feet, all of which were vacated as of September 30, 2001. The total charge related to this reduction of office space was $256,550 in the third quarter of 2001. This charge is reported as management and administrative expense on the Statement of Operations, and as accrued expenses on the Balance Sheet. In the December 2001 quarter, the March 2002 quarter and the June 2002 quarter, we lowered our estimate of expected sub-lease income, bringing the cumulative charges for office consolidation to $1.8 million. If future sub-lease income is less than estimated, additional charges in future periods will be necessary. Further, if we are unable to sub-lease our vacated office space, additional charges in future periods will be necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match resources with the demand during a period where information technology spending is depressed and when economic and geopolitical uncertainty is heightened throughout the world; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals; (iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while occasionally competing with their professional services organizations; and (vi) compete with emerging alternative economic models for delivery, such as outsourcing system development work to business units outside of the United States, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

Overview

Customer and demand management consultancy Inforte helps clients improve customer interactions, revenue forecasting, management and profitability. Inforte creates strategies and implements technology solutions that enhance visibility, optimize customer and channel profitability, and integrate demand information with supply and resource planning processes. Inforte has applied a client advocacy approach and rigorous delivery methodologies to help garner references from 100 percent of its Global 2000 client base. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta, Dallas, London, Los Angeles, New York and San Francisco.

The majority of our revenue historically is from professional services performed on a fixed-price basis; however, we also perform services on a time-and-materials basis. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days, which we perform on a fixed-price basis. This work enables us to determine with our clients the scope of successive phases for design and implementation, which in total generally last three to nine months, and to decide whether we will perform these additional phases for a fixed price or on a time-and-materials basis. Whether we use fixed pricing or time-and-material pricing depends upon our assessment of the project's risk, how precisely our clients are able to define the scope of activities they wish us to perform and client preference. Fixed prices are based on estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client.

We typically ask clients to pay 25%-50% of our fixed-price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs. We typically bill the remainder in advance of the work performed over the course of the engagement based upon a predetermined billing schedule. We typically bill time-and-materials projects twice per month on the 15th and last day of the month.

We recognize revenue from fixed-price contracts on the percentage-of-completion method, based on the ratio of costs incurred to total estimated costs. The cumulative impact of any revision in estimates of the percentage of complete is reflected in the period in which the changes become known. Provisions for estimated losses are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. We recognize time-and-materials revenue as we perform the services. For some clients, we have a requirement that cash collection must occur prior to revenue recognition. This requirement is in addition to the regular requirement that revenue be recognizable under either the percentage-of-completion method for fixed-price contracts or as services are performed under time-and-materials contracts. We typically use cash-based revenue recognition for clients with one of the following characteristics: deteriorating or poor financial condition, limited financial resources, poor or no payment history, large relative accounts receivable balance or a non-US location. Amounts billed before we perform the services or before we recognize revenue are classified as deferred revenue.

Through 2001, we did not include in our revenues the reimbursable expenses we charge to our clients, on either fixed-price or time-and-material projects, as we believe this is the most meaningful presentation of our income statement. In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating these costs should be characterized as revenue in the income statement if billed to customers. For each quarter beginning with the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as required by the Financial Accounting Standards Board. This reclassification had no effect on current or previously reported net income or earnings per share. For presentation purposes, we show two components of total revenue: 1) revenue before reimbursements, which we call net revenue, consisting of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred. We believe net revenue is a more meaningful representation of our economic activity than total revenue since it excludes pass-through, zero-margin expense reimbursements.

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

If revenue does not increase at a rate at least equal to increases in expenses, our results of operations could be materially and adversely affected.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                                % of Net Revenue     % of Net Revenue
                                               Three months ended    Nine months ended
                                                 September 30,         September 30,
                                                2001      2002       2001      2002

Revenues
  Revenue before reimbursements
     (net revenue)                             100.0%    100.0%     100.0%    100.0%
  Reimbursements                                14.4      14.0       12.8      14.0
                                               -----     -----      -----     -----

Total Revenue                                  114.4     114.0      112.8     114.0
                                               -----     -----      -----     -----

Operating expenses:
Project personnel and
 related expenses                               55.4      47.3       55.5      48.9

Reimbursements                                  14.4      14.0       12.8      14.0
Sales and marketing                             17.0      16.9       15.6      16.3
Recruiting, retention
 and training                                    5.6       3.1        6.0       3.4
Management and administrative                   29.1      30.3       25.9      32.5
                                                ----      ----       ----      ----

Total operating expenses *                     121.6     111.5      115.8     115.0
                                               -----     ------     -----     -----

Operating income (loss)                         (7.2)     (2.4)      (3.0)     (1.1)
Interest income, net and other                   8.2       5.6        7.5       5.5
                                                ----      ----       ----      ----
Pretax income                                    1.0       8.0        4.5       4.4

Income tax expense (benefit)                     0.0       2.6        1.4       1.1
                                                 ---       ---        ---       ---

Net income                                       1.0%      5.5%       3.1%      3.3%
                                                 ====      ====       ====      ====


*Total operating expenses,
  excluding reimbursements                     107.2%     97.6      103.0%    101.1%


Nine months and three months ended September 30, 2001 and 2002
--------------------------------------------------------------

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased 9% to $9.6 million for the quarter ended September 30, 2002 from $10.6 million for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, net revenue decreased 18% to $30.4 million from $37.2 million for the nine months ended September 30, 2001. We attribute this decline in revenues to the slow growth rate of the U.S. economy and the negative impact that economic uncertainty has had on information technology (IT) spending. These factors have depressed the market for strategic technology services over the last 21 months. For the quarter ended September 30, 2002, we had 30 significant clients with each of these clients contributing $1.2 million to revenue on average on an annualized basis. We had 41 significant clients during the quarter ended September 30, 2001, each contributing $1.0 million to revenue on average on an annualized basis.

Sequentially, net revenue decreased 16% to $9.6 million in the September 2002 quarter from $11.4 million in the June 2002 quarter. Historically our business has experienced stronger sequential growth in the first half of the year, compared to the sequential growth in the second half of the year. We believe this seasonal pattern stems from the calendar year budget cycle of most clients, and their access to new budget money in the first half of the year. We believe our third quarter revenue performance was consistent with the seasonal effects of our business. Positive seasonality contributed to our sequential growth in the second quarter, while negative seasonality combined with a continuing depressed IT spending environment has hampered and will continue to hamper growth in the second half of

2002. In our third quarter 2002 earnings release on October 11, 2002, we set net revenue guidance for the fourth quarter and future quarters as follows: $8.0 million for the fourth quarter 2002, and $8.5 million for the first quarter 2003 and each quarter beyond. We believe that revenue-driven corporate profit growth must occur before broad-based growth in IT spending resumes.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services and non-reimbursable costs. All labor costs for project personnel are included in project personnel and related expenses. These expenses decreased 23% to $4.5 million for the quarter ended September 30, 2002 from $5.9 million for the quarter ended September 30, 2001. Year-to-date, these costs decreased 28% to $14.9 million for the nine months ended September 30, 2002 from $20.7 million for the nine months ended September 30, 2001. These decreases resulted from reductions in consulting headcount. We employed 188 consultants on September 30, 2002, down from 216 one year earlier. Project and personnel related expenses represented 47.3% of net revenue for the quarter ended September 30, 2002, compared to 55.4% for the quarter ended September 30, 2001. Year-to-date, these expenses were 48.9% for the first three quarters of 2002 down from 55.5% for the nine months ended September 30, 2001. These expenses declined as a percent of net revenue both for the quarter and year-to-date as we reduced expenses by a greater magnitude than the rate of revenue decline. On our third quarter 2002 earnings conference call on October 11, 2002, we stated that we were targeting project personnel and related expenses to be around 53% of net revenue in fourth quarter 2002. This statement was based on net revenue guidance of $8.0 million.


In June 2001 Inforte offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. There were 90 people who participated in the programs. Individuals who selected the leave of absence program received compensation at 20%-25% of regular pay if they remain available to return to full-time service. Individuals who chose the voluntary resignation package received pay through the end of August 2001. All costs related to resigning employees were included either in our June 2001 quarter results or our September 2001 quarter results. Salary costs for employees on leave of absence were expensed as incurred and included in the quarters through June 2002. No further costs related to these initial programs remain as of September 30, 2002. In October 2001 and in January 2002, Inforte again offered voluntary programs similar to the June 2001 programs, however these latter programs were smaller in scope, involving approximately 20 and 30 people, respectively.


Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased 10% to $1.6 million for the quarter ended September 2002 from $1.8 million in quarter ended September 2001. As a percent of revenue, these expenses were roughly unchanged at 16.9% for the quarter ended September 30, 2002 compared to 17.0% for the quarter ended September 30, 2001, as we reduced sales and marketing expenses at the same rate as the reduction in revenue. Year-to-date, these expenses decreased 15% to $5.0 million for the nine months ended September 30, 2002 from $5.8 million in the prior year period. Sales and marketing headcount was 25 at the end of both the September 2001 quarter and the September 2002 quarter. However, sales and marketing headcount was higher in the first and second quarters of 2001 than in the first and second quarters of the 2002, resulting in greater compensation expense for the nine months ended September 30, 2001 versus the nine months ended September 30, 2002. As a percent of net revenue, these expenses increased on a year-to-date basis to 16.3% for the nine months ended September 30, 2002 from 15.6% for the nine months ended September 30, 2001, as we reduced expenses at a lesser rate than the rate of revenue. On our third quarter 2002 earnings conference call on October 11, 2002, we stated that we were targeting sales and marketing expense to be around 17% of net revenue in fourth quarter 2002. This statement was based on net revenue guidance of $8.0 million.


Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resource programs; and training costs. These expenses decreased 51% to $294,000 for the quarter ended September 30, 2002 from $597,000 for the quarter ended September 30, 2001. As a percent of net revenue, these costs decreased to 3.1% in the quarter ended September 30, 2002 from 5.6% in the quarter ended September 30, 2001, as we reduced expenses by a greater magnitude than the rate of revenue decline. Year-to-date, recruiting, retention and training decreased 54% to $1.0 million for the nine months ended September 30, 2002 from $2.2 million for the nine months ended September 30, 2001. As a percent of net revenue, these costs decreased to 3.4% for the nine months ended September 30, 2002 from 6.0% for the same period last year. These costs decreased due to lower human resources headcount and less spending on retention and training activities due to lower overall headcount. Recruiting, retention and training headcount was 5 as of September 30, 2002, down from 13 as of September 30, 2001. Total headcount was 248 as September 30, 2002, down from 298 as of September 30, 2001. On our third quarter 2002 earnings conference call on October 11, 2002, we stated that we were targeting recruiting, retention and training expense to be around 4% of net revenue in fourth quarter 2002. This statement was based on net revenue guidance of $8.0 million.


Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses decreased 6% to $2.9 million for the quarter ended September 30, 2002, from $3.1 million for the quarter ended September 30, 2001. As a percent of net revenue, management and administrative expenses were 30.3% for the quarter ended September 30, 2002, up from 29.1% for the quarter ended September 30, 2001, as net revenue declined at a greater rate than did management and administrative expense. Management and administrative expenses increased 3% to $9.9 million for the nine months ended September 30, 2002 from $9.6 million for the same time period one year earlier. As a percent of net revenue, management and administrative expenses increased to 32.5% for the nine months ended September 30, 2002, up from 25.9% for the nine months ended September 30, 2001. These increases in management and administrative expense on a year-to-date basis primarily resulted from an increase in charges related to our cost to exit leased office space. In addition, costs have risen in the following areas: business insurance, variable executive compensation resulting from improved operating income and start-up costs for new practice areas. On our third quarter 2002 earnings conference call on October 11, 2002, we stated that we were targeting management and administrative expense to be around 33% of net revenue in fourth quarter 2002. This statement was based on net revenue guidance of $8.0 million.


Interest income, net and other. During the quarter ended September 30, 2002, interest income, net and other was $535,000, down from $870,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, interest income, net, and other was $1.7 million compared to $2.8 million in the prior year period. The decrease during both periods in 2002 was due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances as a result of Inforte's stock buyback program. Since inception of this stock buy-back program in the March 2001 quarter we have repurchased $25 million of common stock.


Income tax expense. Inforte's effective tax rate for the September 2002 quarter was 32.0% compared to a rate of 0.0% for the September 2001 quarter. The increase in the effective tax rate is a result of a higher operating income in the September 2002 quarter. The year-to-date 2002 income tax expense through September 30, 2002 was the sum of a) the year-to-date operating loss times a 38% combined federal and state tax rate and b) year-to-date interest income, net and other times a reduced tax rate of 27%. Our present expectation, which could change, is that the income tax expense (benefit) at the end of 2002 will be calculated similarly with a 38% tax rate on operating income (loss) and a 27% tax rate on interest income, net and other. The tax rate on interest income, net and other will vary from the 27% level if the proportion of tax-advantaged marketable securities in our investment portfolio changes.

Liquidity and capital resources. Cash and cash equivalents decreased from $20.2 million as of December 31, 2001 to $15.0 million as of September 30, 2002. Short-term marketable securities decreased from $32.7 million as of December 31, 2001 to $32.0 million as of September 30, 2002. Long-term marketable securities decreased from $22.2 million as of December 31, 2001 to $20.1 million as of September 30, 2002. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents, short-term and long-term marketable securities decreased from $75.1 million to $66.0 million during the quarter ended September 30, 2002.

During the September 2002 quarter, Inforte's cash flow from operations was positive $0.5 million and capital expenditures were immaterial, resulting in a positive $0.5 million free cash flow (cash flow from operation minus capital expenditures). Financing activities resulted in a cash outflow of $7.2 million, consisting of expenditures of $7.3 million used to settle purchases of Inforte common stock through our stock buyback program and inflows of $0.1 million from employees participating in stock purchase and stock option plans.

During the September 2002 quarter, Inforte repurchased 890,021 shares of stock for $7.2 million at an average price of $8.08. All shares repurchased were settled in the third quarter. In addition, $0.1 million was used in the September 2002 quarter to settle purchases made in the June 2002 quarter. Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of September 30, 2002, the entire amount authorized had been repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of September 30, 2002. At quarter end, Inforte had 10,761,499 shares outstanding and $66.0 million in cash and marketable securities, resulting in $6.13 of cash and marketable securities per basic share. As of September 30, 2002, the public float (shares not held by executive officers and directors) totaled 5.6 million shares or 52% of total outstanding shares.

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

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.

Contractual                                                Payments Due by Period
Obligations
-----------
                                            Total          Q4 2002        2003-2004      2005 and
                                                                                          beyond
---------------------------------------------------------------------------------------------------
Long-term debt                                  0                0              0             0
Capital lease obligations                       0                0              0             0
Operating leases                            8,498              592          4,863         3,044
Unconditional purchase obligations              0                0              0             0
Other long-term obligations                     0                0              0             0
Total contractual cash obligations          8,498              592          4,863         3,044


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

Critical accounting policies. We recognize net revenue from fixed-price contracts on the percentage-of-completion method, based on the ratio of costs incurred to total estimated costs. The cumulative impact of any revision in estimates of the percentage complete is reflected in the period in which the changes become known. Provisions for estimated losses are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. We recognize time-and-materials net revenue as we perform the services. For some clients, we have a requirement that cash collection must occur prior to net revenue recognition. This requirement is in addition to the regular requirement that net revenue be recognizable under either the percentage -of-completion method for fixed-price contracts or as services are performed under time-and-materials contracts. We typically use cash-based revenue recognition for clients with one of the following characteristics: deteriorating or poor financial condition, limited financial resources, poor or no payment history, large relative accounts receivable balance or a non-US location. Amounts billed before we recognize revenue are classified as deferred revenue.

In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating these costs should be characterized as revenue in the income statement if billed to customers. For each quarter beginning with the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as required by the Financial Accounting Standards Board. This reclassification had no effect on current or previously reported net income or earnings per share. For presentation purposes, we show two components of total revenue: 1) revenue before reimbursements, which we call net revenue, consisting of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred. We believe net revenue is a more meaningful representation of our economic activity than total revenue since it excludes pass-through, zero-margin expense reimbursements.

An allowance for doubtful accounts is maintained for potential credit losses. The amount of the reserve is established analyzing all client accounts to determine credit risk. In establishing a clients credit worthiness we consider deteriorating or poor financial condition, limited financial resources, poor or no payment history, large relative accounts receivable balance and a non-US location.

Recently issued Accounting Pronouncements. In 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Adoption of this statement is required for exit or disposal activity initiated after December 31, 2002. Any exit or disposal activity which has been completed or has already been committed to as of December 31, 2002 is accounted for under EITF 94-3. Currently, Inforte does not have any new exit or disposal activity that will occur after December 31, 2002, beyond the exit of a portion of our office space at our Chicago location, which will continue to be accounted under issue 94-3. Thus we do not believe that the adoption of this statement will have an effect on Inforte's results of operations or financial position.

In July 2000, the Financial Accounting Standards Board's Emerging Issues Task Force issued abstract 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Under this abstract, companies which have multiple revenue generating activities are required to segment their activities into separate units of accounting for revenue recognition purposes. For example, a company that engages a client to integrate an enterprise-wide software application and manage the ongoing maintenance of that application in a production environment, would have to separate the project into phases and recognize revenue for those distinct phases under the separate accounting pronouncements that are appropriate for each phase. This abstract has not been finalized the EITF, and any further changes may affect Inforte's reporting of revenue. However, under the current abstract, it is our view that Inforte's revenue generating activities are all similar in nature, and thus would not require separate accounting treatment.


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

The level of IT spending by current and potential clients in the United States has slowed and become less certain. We believe the uncertainty stems from the slowing of growth in Gross Domestic Product in the United States that began in the second half of calendar 2000. In some cases the uncertainty has reduced the overall number and size of projects available for bid. In other cases the uncertainty has resulted in project deferrals, project scope reductions, longer decision making cycles or limited follow-on projects at existing clients. With fewer opportunities available in the market, competition on some opportunities has become more intense. While our revenue forecast methods are sophisticated and have proven accurate historically, we believe the current environment adds greater risk and uncertainty to our forecasts. If we fail to accurately forecast revenue, our actual results may differ materially from the amounts planned, and our profitability may be reduced or eliminated.



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

*       develop new services that meet changing customer needs;

* identify and effectively market solutions with growing demand during a period of slower technological advancement and adoption;

*       enhance our current services;

*       continue to develop our strategic and technical expertise;

*       effectively use the latest technologies; and

* influence and respond to emerging industry standards and other technological changes.



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

If we fail to satisfy the expectations of our clients, we could damage our reputation and our ability to retain existing clients and attract new clients. In addition, if we fail to perform adequately on our engagements, we could be liable to our clients for breach of contract. Although most of our contracts limit the amount of any damages based upon the fees we received, we could still incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, our business results could suffer.

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and achieve profitability.

If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have sucessfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, in the current depressed spending environment, individuals who were previously successful may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been reduced significantly, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through September 30, 2002 have exercise prices of $5.12 to $71.81. The average exercise price of all options outstanding at September 30, 2002 is $14.22. Since the current market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee turnover rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce earnings per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive cash flow from operations. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased by 100% or more for seven consecutive years, reaching $63.8 million in 2000. As a result of the current depressed IT spending environment and overcapacity in our industry however, net revenue in 2001 was $47.7 million, a 25% decline compared to 2000. Currently, we expect net revenue to be $8.0 million in the fourth quarter of 2002 to total $38.4 million for 2002, a further 21% decline. If the level of spending declines further, we may not be profitable or achieve positive cash flow from operations. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected.


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

Historically our software partners have primarily relied on licensing fees and maintenance contracts to generate revenue. However, more recently as software licensed sales have declined, software vendors have sought to supplement their revenue through increased implementation services for their software. This business strategy puts us in competition with our software partners on some deals, reducing client leads and our ability to develop new clients and revenue.

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

At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. In the September 2002 quarter our five largest clients accounted for 41% of net revenue and our ten largest clients accounted for 63% of net revenue. Frequently we have one or more clients in a quarter accounting for over 10% of net revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable.

In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

If we estimate incorrectly the time required to complete our projects, we will lose money on fixed-price contracts.

Historically, a majority of our contracts are fixed-price contracts, rather than contracts in which the client pays us on a time-and-materials basis. We must estimate the number of hours and the materials required before entering into a fixed-price contract. Our future success will depend on our ability to continue to set rates and fees accurately and to maintain targeted rates of employee utilization and project quality. If we fail to accurately estimate the time and the resources required for a project, any required increase in the time and resources to complete the project could cause our profits to decline.

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock.

Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. More recently, in February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. This existence of both seasonal and cyclical effects does make it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, and significantly greater financial, technical, marketing, and public relations resources than we do. We may be unable to compete with full-service consulting companies, including the past and current consulting divisions of the largest global accounting firms, who are able to offer their clients a wider range of services. If our clients decide to take their IT strategy and technology projects to these companies, our revenues may decline. It is possible that in uncertain economic times our clients may prefer to work with larger firms to a greater extent than normal. In addition, new professional services companies may provide services similar to ours at a lower price, which could cause our revenues to decline.

Our expansion and growth internationally could negatively affect our business.

For the nine months ended September 2002, international net revenue exceeded 20% of net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international net revenue going forward will likely be reduced. These risk factors, as well as others not cited here, may negatively impact our business.

If clients view offshore development as a viable alternative to our service offerings, our pricing and revenue may be negatively affected.

Gradually, over the past two decades, numerous IT service firms have been founded in countries such as India, which have well-educated and technically trained English-speaking workforces available at wage rates that are only a fraction of US and European wages rates. Additionally, some larger clients have established internal IT operations at offshore locations. While traditionally we have not competed with offshore development, presently this form of development is seeing increasing acceptance in the market, especially for routine and repetitive types of development. While offshore development has greater risk due to distance, geopolitical and cultural issues, its lower cost advantage could overwhelm these risks. Inforte does not currently intend to establish offshore development capabilities as some of our competitors have done. Instead, we intend to continue our ongoing evolution toward more valued and more differentiated service offerings -- including more strategy and process consulting -- which are difficult for offshore developers to replicate. If we are unable to evolve our service offerings, or if the rate of acceptance of offshore development advances faster than we anticipate, then our pricing and our revenue may be negatively affected.

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

Inforte's market research suggests that the level information technology spending in the United States is closely linked with the growth rate of the Gross Domestic Product (GDP). The slowdown in the US GDP growth rate that began in the second half of 2000 has caused a slower rate of adoption of advanced information technology by our target clients. We expect information technology spending and Inforte revenue to be highly dependent on the health of the US economy. We believe that corporate revenue-driven profit growth must resume for IT spending to improve.


If the supply of information technology companies and personnel continues to exceed demand, this may adversely impact the pricing of our projects and our ability to win business.

Beginning in the second half of 2000, many firms in our industry announced significant employee layoffs and lower rates of utilization of billable personnel. An oversupply of technology professionals may reduce the price clients are willing to pay for our services. An oversupply may also increase the talent pool for potential clients who may choose to complete projects in-house rather than use an outside consulting firm such as Inforte. Lower utilization rates increase the likelihood that a competitor will reduce their price to secure business in order to improve their utilization rate. The extent to which pricing and our ability to win business may be impacted is a function of both the magnitude and duration of the supply and demand imbalance in our industry.

Geopolitical instability may cause our revenues to decrease.

Our clients often avoid large IT spending commitments during periods of geopolitical instability and economic uncertainty. If the United States attacks Iraq, or if terrorists attack United States' interests, clients may freeze their decision making processes. This would slow demand for our services and would negatively impact our revenue.

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

Inforte's average trading volume during the September 2002 quarter averaged approximately 57,000 shares per day. On any particular day, Inforte's trading volume can be less than 1,000 shares which increases the potential for volatile stock prices.

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

As of September 30, 2002 our executive officers and directors own over 48% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

                  *       Philip S. Bligh                22.8%


                  *       Stephen C.P. Mack              18.3%


                  *       Nick Padgett                    6.6%

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

Our stock repurchase program has had the effect of increasing the concentration of insider ownership. If we make further repurchases, insider ownership could increase further.

Over time, the influence or control executive officers have on a stockholder vote may decrease as officers supplement below-market salaries and diversify overall equity wealth with sales of Inforte stock. As permitted by SEC Rule 10b5-1, Inforte executive officers have or may set up a predefined, structured stock trading program. The trading program allows brokers acting on behalf of company insiders to trade company stock during company blackout periods or while the insiders may be aware of material, non-public information, if the transaction is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when the insider was not aware of any material, non-public information. Inforte executive officers may also trade company stock outside of plans set up under SEC rule 10b5-1, however such trades would be subject to company blackout periods and insider trading rules.

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


Item 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

In all categories of cash, cash equivalents and short-term and long-term marketable securities, Inforte invests only in highly liquid securities of high credit quality. All short-term investments bear a minimum Standard & Poor's rating of A1 or Moody's investor service rating of P1. All long-term investments bear a minimum Standard & Poor's rating of A or Moody's investor service rating of A2.

Inforte has a large cash and marketable securities balance that generates substantial interest income relative to its size. During 2001 and year-to-date in 2002, over 100% of Inforte's pretax income was from interest income. A drop in short-term market interest rates will have a significant impact on Inforte's ability to be profitable as interest income drops. Thus, a drop in short-term market interest rates will increase the revenue level required to be profitable, and increases the risk that Inforte will lose money.

Item 4. CONTROLS AND PROCEEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Inforte and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is also known as In re Inforte Corp. Initial Public Offering Securities Litigation. An amended class action complaint was filed on April 19, 2002. The amended complaint alleges violations of federal securities laws in connection with our initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. The court has heard oral argument on these fully briefed motions, but not yet ruled on the motions. We believe that we have defenses to the claims and we intend to vigorously defend the lawsuit.

Item 2. Changes in Securities and Use of Proceeds
              None

Item 3. Defaults upon Senior Securities
                  None

Item 4. Submission of Matter to a Vote of Security Holders
                  None

Item 5. Other Information
                  None

Item 6. Exhibits and Reports on Form 8-K


(a)     Exhibits

            Exhibit Number          Exhibit
            --------------          -------

            99.1 Certification by Philip Bligh pursuant to 18 U.S.C Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002

            99.2 Certification by Nick Padgett pursuant to 18 U.S.C Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002

(b)     Reports on Form 8-K

In a Report on Form 8-K filed on November 5, 2002, Inforte reported, under Item 9, "Regulation FD Disclosure," the election of Harvey H. Bundy, III as a director of Inforte, effective November 1, 2002, to fill a vacancy created by the resignation of Edgar D. Jannotta.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Inforte Corp.

                                 By:   /s/ Nick Padgett
November 14, 2002                   --------------------------------------------
                                         Nick Padgett,
                                      Chief Financial Officer

CERTIFICATIONS

I, Philip Bligh, certify that:
   1.         I have reviewed this quarterly report on Form 10-Q of Inforte
              Corp.;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            By:    /s/ Philip S. Bligh
November 14, 2002                              ---------------------------------
                                                      Philip S. Bligh,
                                                  Chief Executive Officer

I, Nick Padgett, certify that:
   1.         I have reviewed this quarterly report on Form 10-Q of Inforte
              Corp.;
   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            By: /s/ Nick Padgett
November 14, 2002                              ---------------------------------
                                                    Nick Padgett,
                                                Chief Financial Officer




24