Form 10-K
period 2002-12-31
INFORTE CORP
filed 2003-03-28
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File No. 000-29239

INFORTE CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3909334 (I.R.S. Employer Identification Number)

150 North Michigan Avenue
Suite 3400, Chicago, Illinois 60601
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (312) 540-0900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $63,572,965.

     Certain portions of the Registrant’s definitive proxy statement dated March 22, 2003 for the Annual Meeting of Stockholders to be held April 30, 2003 are incorporated by reference into Part III of this report.

Inforte Corp.
Form 10-K
December 31, 2002

PART I

ITEM 1. BUSINESS

     The information in this document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained in this document that are not of historical fact, are intended to be, and are, “forward-looking statements,” which involve known and unknown risks. We generally use the following terms and similar expressions to identify forward-looking statements: “anticipate,” “believe,” “estimate,” “expect,” “intend, “may,” “plan,” “potential,” “should, “could” and “will.” Our actual results could differ materially from those indicated by the forward-looking statements made in this report. Accordingly, you should not place undue reliance on these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Additionally, we do not assume responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements in this document to conform these statements to actual results or to changes in our expectations.

Overview

     Inforte is a customer and demand management consultancy. We help clients increase profitability by maximizing the effectiveness of their customer-facing initiatives. Inforte consultants deliver strategy, process and technology solutions that enhance visibility across our clients’ enterprise, making their customer interactions more strategic and lucrative.

     Our client base consists primarily of Global 2000 companies. Representative clients in the past year included Blue Cross & Blue Shield of Illinois, BMC Software, BNP Paribas, California State Automobile Association, CUNA Mutual, Dow Corning, Experian, The Hartford, Home Depot, John H. Harland, Lexis-Nexis, Moore, Option One Mortgage, Prudential, PSS World Medical, Royal Automobile Club, Sabre, Sprint, Toshiba and Wrigley.

     Inforte has grown entirely through organic means since its inception in September 1993 rather than through mergers or acquisitions. Historically, we have funded our growth primarily through internally generated free cash flow and we have continued to generate positive free cash flow since becoming a public company in February 2000. As of December 31, 2002, we employed 229 people in our offices in Atlanta, Chicago, Dallas, London, Los Angeles, New York and San Francisco.

Industry Background

     A fluctuating economic environment has created many challenges for companies seeking growth, optimal profitability and increased efficiencies in highly competitive and rapidly changing markets. In order to achieve these goals in any economic environment, companies need to integrate, manage and better respond to customer demand. Customer and demand management solutions apply well-established forecasting techniques, allowing companies to trust the results, communicate them consistently and design an organization that systematically responds to demand.

     The analysis, design and implementation of an effective customer and demand management solution requires special skills and expertise that many companies do not possess. These special skills include the ability to:

•	Identify the vital planning information that companies need to manage their business better in response to demand changes;

•	Integrate planning processes and systems across business functions;

•	Develop integrated, demand-driven approaches to planning and executing operations;

•	Drive profitability from customers by linking customer-facing strategies to the back office; and

•	Implement the technology required to support these solutions.

     The availability of high-quality professionals experienced in creating, implementing and integrating these strategic and technological solutions is limited. It is often inefficient and difficult for companies seeking to implement their own demand solutions to hire, train and retain in-house personnel. As a result, businesses engage professional services firms to help them design and implement these strategies and solutions.

Inforte Services & Solutions

     Inforte’s offerings include the following types of services:

     Operational Strategy. Inforte helps clients establish customer-related operational strategies that support their strategic positioning. These customer strategies may relate to Customer Relationship Management (CRM) programs; product, service or distribution channel approaches; or operational excellence initiatives, such as a demand responsiveness strategy. Inforte helps clients develop new operating strategies or improve on existing ones by validating, refining and building our clients’ value propositions to their customers, conducting competitive analysis, developing customer value and customer segmentation approaches, developing benefits or return on investment models and creating branding or marketing strategies.

     Process Design. Inforte helps clients develop a detailed design of their desired business processes in preparation for planned organizational and technology changes. Inforte recognizes that driving sustainable process change is difficult to accomplish, and we draw upon our significant depth of experience to design business processes that are practical and adoptable. Inforte provides the support needed to ensure that a process is adopted after introduction. We assist clients with the implementation planning, key metrics identification and organizational change planning activities that are integral to the successful deployment of redesigned processes.

     Technology Delivery. Inforte’s technology delivery services identify, define and implement initiatives to meet a specific set of business objectives. Inforte creates a technology roadmap for its clients, assessing the clients’ existing technology infrastructure and applications along with current and planned projects. Inforte creates a gap analysis to identify initiatives needed to implement the required business capabilities. Inforte identifies and uses the latest application software packages and technology to design and build solutions for clients to interact with their customers effectively.

     Program Management. Inforte enhances the successful delivery of projects through the establishment of a Program Management Office (PMO) to define, deploy and support common processes, techniques and tools to be used by all projects throughout the program.

     Organizational Change. Inforte helps clients plan for the organizational changes that may be required to enact and sustain new or modified operational strategies, processes or technology. Inforte conducts a thorough assessment of its client’s current leadership, structure, culture and workforce to determine the organization’s readiness for change. This assessment produces a prioritized list of initiatives that address organization-wide and individual-level activities required to support the successful deployment of integrated solutions within the organization.

     Customer and Demand Management Solutions. We combine our operational strategy, process design, technology delivery, program management and organizational change services to deliver customer and demand management solutions that address client business problems. These customer solutions help clients drive profitability from all customer interactions, and allow clients to maximize existing and future Customer Relationship Management (CRM) investments by extending CRM strategy from the front-office throughout the enterprise. We help our clients focus enterprise-wide decision-making processes around a true understanding of what their market demand is likely to be. We increase our clients’ knowledge of their customers and help them plan profit-driving marketing and sales activities around that knowledge. We assist our clients with their customer segmentation approaches, customer differentiation programs and marketing campaign management.

     Methodology and Tools. Our proprietary approach to planning and delivering projects, Velocity to Value (V2V), has produced industry leading project efficiency metrics to help ensure we deliver projects on time and within budget. We believe our client advocacy approach and our rigorous delivery methodologies have helped us to achieve high levels of client satisfaction.

     All Inforte projects are governed by our V2V project delivery methodology. We structure and price our projects in shorter, multiple phases to ensure that each phase meets the client’s business objectives.

     To continuously maintain the high level of advanced technological skills among our staff, Inforte identifies, captures, organizes and disseminates our knowledge capital internally through an intranet-based system we call the Inforte Collaborative Environment, or ICE.

     Collaborative Client Involvement. We believe our solutions are successful because they are developed in collaboration with our clients. Because the ultimate success of any project will depend upon the client’s ability to effectively operate and support the related strategies, processes and technology on an ongoing basis, our co-management approach is designed to include substantial client participation in all phases of the project. This enables the client to have a thorough understanding of what has been done, how it was completed and why it was performed. The collaborative environment is further supported by allowing clients to access project deliverables through our ICE intranet. We believe our co-management philosophy differs from that of many service providers, who limit the client’s role in project delivery. We believe our collaborative knowledge transfer philosophy has contributed to consistently high project success rates and client satisfaction.

Inforte Strategy

     Inforte’s strategy is to focus on one specific solution area, customer and demand management solutions. Inforte is a specialist in this area, we are not a generalist covering multiple solution areas. Inforte believes that by being a focused specialist, with all of our time, thinking, experience, intellectual capital and effort expended on one solution area, we can offer our clients best-in-world capabilities within that area. We think that our capabilities will compare favorably with competitors, who may be larger and may have more resources, but who are unfocused and have not developed a specialty. Elements supporting this strategy are:

     Maintain customer and demand management solutions focus. Inforte helps clients increase profitability by maximizing the effectiveness of their customer-facing initiatives. Inforte consultants deliver strategy, process and technology solutions that enhance visibility across our clients’ enterprise, making their customer interactions more strategic and lucrative. We believe our focus enhances our ability to generate assignments from existing and new clients, achieve high margins, maintain our position of technological and thought leadership and provide challenging assignments to our employees.

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

     Continue to Attract and Retain High Quality Personnel. Inforte’s strategic focus requires that we retain highly motivated, intelligent people of exceptional quality. We believe the best way to continue to attract and retain highly qualified personnel is to provide an intellectually challenging environment, an opportunity to personally impact our company’s future and a strong corporate culture.

     Continue Superior External and Internal Business Execution. Inforte is committed to outstanding internal and external execution to deliver superior results for our clients and for our investors. We believe that our high gross margin relative to peer companies indicates our ability to deliver fixed fee projects on time and on budget to a degree greater than other consulting firms. We believe that our record of continued positive free cash flow and profitable performance during a severe industry downturn where many peer companies are losing money or going bankrupt demonstrates our ability to execute well in any environment. We believe that our record of always delivering on the revenue and earnings guidance we set for the current quarter at the time when we release the prior quarter’s results, with no pre-announcements, shows our superior forecasting ability relative to other companies.

     Inforte emphasizes continuous improvement of our client delivery expertise, including our V2V methodology, knowledge management and other internal processes to compete effectively in the future. We continue to refine the systems and processes that comprise our internal infrastructure, which we consider to be advanced for a company of our size.

Clients

     Our client base consists primarily of Global 2000 companies. Representative clients are listed in the “Overview.” During 2002 our top five clients equaled 37 percent of total revenue and our top ten clients equaled 58 percent of total revenue. No single customer has provided Inforte with over 10 percent of our annual revenue since 1997. To most effectively address the needs of our customers and the market environments of their businesses, we are organized along vertical industries.

Sales and Marketing

     Inforte markets with a team-selling approach that combines dedicated sales professionals, senior client executives and specific subject matter experts, strategists or senior delivery personnel. We believe our team model is superior to a traditional professional services sales model where one individual must manage the sales process in addition to providing the services. Our dedicated sales professionals focus primarily on selling to new customers, while our client executives focus primarily on maintaining and extending relationships with existing customers.

     We use a proprietary sales and marketing methodology called SAMM to capture detailed information on sales opportunities. SAMM is based on a heavily customized customer relationship management system to track potential contracts at each stage of our sales cycle. We project revenue based on a probability analysis of each sales opportunity, allowing us to manage continually our staffing needs and spending plans.

     Our market development efforts are designed to build Inforte’s brand name and recognition in the marketplace and generate leads for new business. Our activities include strategic direct marketing programs, seminars and briefings that target corporate executives, public speaking opportunities, attendance at industry conferences, regular meetings with industry analysts, public relations programs, electronic brochures and use of web site properties such as inforte.com.

     We complement our internal sales and marketing processes with select formalized industry alliances. We co-market and share leads with software vendors with whom we have strategic, non-exclusive marketing relationships. We also work with other software vendors with whom we do not have formalized relationships.

People

     Our headcount was 122 people at the end of 1998, 257 people at the end of 1999, 442 people at the end of 2000, 294 people at the end of 2001 and 229 employees as of December 31, 2002. Of these, 172 are consultants, 22 are in sales and marketing, including 14 quota-based sales personnel, 5 are in human resources and 30 are management or administrative personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Competition

     We compete in the strategy and technology professional services market, which is highly competitive. Despite the elimination of many players over the past two years, competition remains intense due to restrained spending on information technology in a tough economic environment. We expect intense competition to continue. We believe that our competitors fall into several categories, including the following:

•	The successor organizations to the Big 5 consulting firms: Accenture, BearingPoint, Braxton Consulting, Cap Gemini Ernst & Young and IBM Business Consulting Services

•	Technology consulting firms such as Answerthink, Braun Consulting, DiamondCluster and Sapient

•	Strategy consulting firms such as Bain, Booz

•	Allen & Hamilton, Boston Consulting Group and McKinsey

•	Professional services divisions of application software vendors

•	Internal information technology departments of current and potential clients

•	Indian offshore development firms such as Cognizant Technology, Infosys Technologies, Satyam Computer Services, Tata Consultancy Services and Wipro

•	Large systems integration or outsourcing firms such as Computer Sciences, EDS, and Unisys.

     Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. However, we believe that only a few of our competitors have the focus and possess all of the skills necessary to offer the comprehensive customer and demand management strategies and solutions that we provide.

     There are relatively low barriers to entry into the strategy and technology professional services market. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could cause our revenues to decline.

Risk Factors

     In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating Inforte and its business because such factors currently may have a significant impact on Inforte’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risk factors discussed in Inforte’s other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

RISKS RELATED TO INFORTE

If we are unable to accurately forecast our quarterly revenue, our profitability may be reduced or eliminated.

     The level of IT spending growth by current and potential clients in the United States has slowed and become less certain. We believe the uncertainty stems from the slowing of growth in Gross Domestic Product in the United States that began in the second half of calendar 2000. In some cases the uncertainty has reduced the overall number and size of projects available for bid. In other cases the uncertainty has resulted in project deferrals, project scope reductions, longer decision making cycles or limited follow-on projects at existing clients. With fewer opportunities available in the market, competition on some opportunities has become more intense. While our revenue forecast methods are sophisticated and have proven accurate historically, we believe the current environment adds greater risk and uncertainty to our forecasts. If we fail to accurately forecast revenue, our actual results may differ materially from the amounts planned, and our profitability may be reduced or eliminated.

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

     Because our market changes constantly, some of the most important challenges facing us are the need to:

•	develop new services that meet changing customer needs;

•	identify and effectively market solutions with growing demand during a period of slower technological advancement and adoption;

•	enhance our current services;

•	continue to develop our strategic expertise;

•	effectively use the latest technologies; and

•	influence and respond to emerging industry standards and other technological changes.

     All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges, especially during a substantial economic slowdown when adjusting the size of the business for lower demand diverts resources and senior management’s attention.

If we fail to satisfy our clients’ expectations, our existing and continuing business could be adversely affected.

     If we fail to satisfy the expectations of our clients, we could damage our reputation and our ability to retain existing clients and attract new clients. In addition, if we fail to perform adequately on our engagements, we could be liable to our clients for breach of contract. Although most of our contracts limit the amount of any damages based upon the fees we receive we could still incur substantial cost, negative publicity, and diversion of management resources to defend a claim, and as a result, our business results could suffer.

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and maintain profitability.

     If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, in the current depressed spending environment, individuals who were previously successful may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through December 31, 2002 have exercise prices of $4.76 to $71.81. The average exercise price of all options outstanding at December 31, 2002 is $13.82. Since the current market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee turnover rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce net income (loss) per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

     If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive free cash flow. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased by 100% or more for seven consecutive years, reaching $63.8 million in 2000. As a result of the current depressed IT spending environment and overcapacity in our industry however, net revenue has declined in each of the last two years, dropping to $40.4 million. If the level of spending declines further, we may not be profitable or achieve positive free cash flow. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected.

     We currently have marketing relationships with software vendors, including Siebel and Vignette. Although we have historically received a large number of business leads from these and other software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues.

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

     At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During 2002 our five largest clients accounted for 37% of net revenue and our ten largest clients accounted for 58% of net revenue. Frequently we have one or more clients in a quarter accounting for over 10% of net revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable.

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

     A portion of our business involves the development of software applications for specific client engagements. Although we believe that our services do not infringe on the intellectual property rights of others, we may be the subject of claims for infringement, which even if successfully defended could be costly and time-consuming. An infringement claim against us could materially and adversely affect us in that we may:

•	experience a diversion of our financial resources and management attention;

•	incur damages and litigation costs, including attorneys’ fees;

•	be enjoined from further use of the intellectual property;

•	be required to obtain a license to use the intellectual property, incurring licensing fees;

•	need to develop a non-infringing alternative, which could be costly and delay projects; and

•	have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.

Because we are newer and smaller than many of our competitors, we may not have the resources to effectively compete, causing our revenues to decline.

     Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, and significantly greater financial, technical, marketing, and public relations resources than we do. We may be unable to compete with full-service consulting companies, including the former consulting divisions of the largest global accounting firms, who are able to offer their clients a wider range of services. If our clients decide to take their IT strategy and technology projects to these companies, our revenues may decline. It is possible that in uncertain economic times our clients may prefer to work with larger firms to a greater extent than normal. In addition, new professional services companies may provide services similar to ours at a lower price, which could cause our revenues to decline.

Our expansion and growth internationally could negatively affect our business.

     For the year ended 2002, our international net revenue exceeded 20% of our total net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international net revenue going forward will likely be reduced. These risk factors, as well as others not cited here, may negatively impact our business.

If clients view offshore development as a viable alternative to our service offerings, our pricing and revenue may be negatively affected.

     Gradually, over the past two decades, numerous IT service firms have been founded in countries such as India, which have well-educated and technically trained English-speaking workforces available at wage rates that are only a fraction of U.S. and European wages rates. Additionally, some larger clients have established internal IT operations at offshore locations. While traditionally we have not competed with offshore development, presently this form of development is seeing rapid and increasing acceptance in the market, especially for routine and repetitive types of development. While offshore development has greater risk due to distance, geopolitical and cultural issues, we believe its lower cost advantage will likely overwhelm these risks. Inforte does not currently intend to establish offshore development capabilities as some of our competitors have done. Instead, we intend to continue our ongoing evolution toward more valued and more differentiated service offerings — including more organizational strategy, process design and organizational change consulting — which are difficult for offshore developers to replicate. If we are unable to evolve our service offerings, or if the rate of acceptance of offshore development advances even faster than we anticipate, then our pricing and our revenue may be negatively affected.

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

     Inforte’s market research suggests that the level of information technology spending in the United States is closely linked with the growth rate of the Gross Domestic Product (GDP). The slowdown in the U.S. GDP growth rate that began in the second half of 2000 has caused a slower rate of adoption of advanced information technology by our target clients. We expect information technology spending and Inforte revenue to be highly dependent on the health of the U.S. economy. We believe that corporate revenue-driven profit growth must resume for IT spending to improve. If the overall level of business capital investment remains depressed or declines further, this may cause our revenue to decline further.

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

     Our clients often avoid large IT spending commitments during periods of geopolitical instability and economic uncertainty. The war with Iraq, the possibility of terrorists attacking the United States’ interests, or geopolitical concerns in other areas such as North Korea may cause clients to freeze their decision making processes. This would slow demand for our services and would negatively impact our revenue.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks.

     The market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte’s operating performance.

     Inforte’s average trading volume during 2002 averaged approximately 38,000 shares per day. On any particular day, Inforte’s trading volume can be less than 1,000 shares, increasing the potential for volatile stock prices.

Volatility of our stock price could result in expensive class action litigation.

     If our common stock suffers from volatility like the securities of other technology companies, we have a greater risk of further securities class action litigation claims. One such claim is pending presently. Litigation could result in substantial costs and could divert our resources and senior management’s attention. This could harm our productivity and profitability.

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders.

     As of March 5, 2003 our executive officers and directors own over 47% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

• Philip S. Bligh	22.3%

• Stephen C.P. Mack	17.3%

• Nick Padgett	6.5%

     If the stockholders listed above act or vote together with other employees who own significant shares of our common stock, they will have the ability to control the election of our directors and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests.

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

     Inforte’s certificate of incorporation and bylaws may have the effect of deterring, delaying or preventing a change in control of Inforte. For example, our charter documents provide for:

•	the ability of the board of directors to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	the inability of our stockholders to act by written consent or to call a special meeting;

•	advance notice provisions for stockholder proposals and nominations to the board of directors;

•	a staggered board of directors, with three-year terms, which will lengthen the time needed to gain control of the board of directors; and

•	supermajority voting requirements for stockholders to amend provisions of the charter documents described above.

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

ITEM 3. LEGAL PROCEEDINGS

     Inforte Corp. and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is also known as In re Inforte Corp. Initial Public Offering Securities Litigation. An amended class action complaint was filed on April 19, 2002. The amended complaint alleges violations of federal securities laws in connection with our initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys’ and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff’s case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff’s purported claim against Inforte under Section 10(b) of the Securites Exchanges Act of 1934, but left in place the plaintiff’s claim under Section 11 of the Securites Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information with respect to our executive officers:

Name	Age	Position
Philip S. Bligh	35	Chief Executive Officer and Chairman
Stephen C.P. Mack	37	Chief Operating Officer, President and Director
Nick Padgett	36	Chief Financial Officer and Director

     Philip S. Bligh co-founded Inforte and has served as chairman of the board of directors of Inforte since inception in September 1993. Mr. Bligh also currently serves as chief executive officer. Before founding Inforte, Mr. Bligh served in various technology consulting roles for Accenture from October 1988 to February 1991 and as a project manager for Systems Software Associates, an enterprise software provider, from April 1991 through Inforte’s founding. Mr. Bligh holds a B.S. in chemical engineering from University College London, England.

     Stephen C.P. Mack joined Inforte in October 1994 and has served as a director since that time. Mr. Mack is currently Inforte’s chief operating officer and president. Before joining Inforte, from February 1988 to October 1994, Mr. Mack worked at Accenture, where he was, most recently, a project manager responsible for the design and implementation of enterprise-wide operational and decision support systems for large, multinational corporations. Mr. Mack holds a Master’s degree in engineering and management from the University of Birmingham, England.

     Nick Padgett has served as Inforte’s chief financial officer since December 1997. Mr. Padgett has been a director of Inforte since its founding in September 1993. Before joining Inforte, Mr. Padgett served as an equity research analyst for William Blair & Company, from August 1994 to December 1997. Before William Blair, Mr. Padgett served in various technology consulting roles for Accenture from June 1988 to September 1992. Mr. Padgett holds an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College and a B.S. in computer science from Western Illinois University.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol “INFT.” Our initial public offering of stock was February 17, 2000 at $32.00 per share. The price range reflected in the table below, is the highest and lowest closing sale price for our stock as reported by the NASDAQ National Market during each quarter the stock had been publicly traded. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends, although we may consider doing so if the double taxation of dividends in the United States is reduced or eliminated. In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2002, we have made no repurchases under this second program. As of March 5, 2003, there were approximately 3,213 stockholders, including stockholders of record and holders in street name, and the price per share of our common stock was $6.24.

	Three Months Ended
	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
Price range per share:
Low	$7.69	$7.74	$9.26	$8.98	$9.30	$8.70	$5.12	$4.76
High	$23.00	$14.68	$12.80	$14.00	$13.71	$12.00	$10.68	$8.00

     The following table sets forth Inforte’s securities authorized for issuance under equity compensation plans as of December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans(1)
Equity compensation plans approved by
security shareholders	2,789,264	$13.82	2,306,141
Equity compensation plans not approved
by security shareholders	—	—	—
Total	2,789,264	$13.82	2,306,141

(1)	Includes 1,593,662 in shares available under Inforte’s 1997 Incentive Stock Option Plan, 365,000 shares available under the 1995 Incentive Stock Option Plan and 347,479 shares available under Inforte’s Employee Stock Purchase Plan. For the 1997 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance, plus annual increases beginning in 2001 equal to the lesser of: (1) 1,000,000 shares, (2) 5% of the total shares of common stock outstanding or (3) a number determined by the Board of Directors. For the 1995 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,900,000 shares for issuance. There is no provision in the 1995 plan to increase the number of shares available for granting. For the Employee Stock Purchase Plan, Inforte has reserved 200,000 shares for issuance, plus annual increases beginning in 2001 equal to the lesser of (1) 400,000 shares, (2) 2% of the total shares of common stock outstanding or (3) a number determined by the Board of Directors. The Purchase Plan became effective upon the completion of the Company’s initial public offering, in February 2000.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 2000, 2001 and 2002 and the balance sheet data as of December 31, 2001 and 2002 are derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999, and 2000 are derived from our audited consolidated financial statements, which are not included in this Form 10-K.

	Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenue before reimbursements (net revenue)	$13,447	$30,088	$63,839	$47,736	$40,355
Operating expenses:
Project personnel and related expenses	6,830	12,846	28,182	26,334	19,934
Sales and marketing	1,467	4,949	8,584	7,073	6,052
Recruiting, retention and training	1,165	2,987	6,360	2,869	1,222
Management and administrative	2,692	5,617	12,831	13,207	12,884
Non-cash, non-recurring stock compensation
expense	—	—	—	1,374	—

Total operating expenses	12,154	26,399	55,957	50,858	40,092

Operating income (loss)	1,293	3,689	7,882	$(3,122)	263
Interest income, net and other	23	147	3,387	3,433	2,124

Income before income taxes	1,316	3,836	11,269	311	2,387
Income tax expense	—	1,287	4,395	503	672

Net income (loss)	$1,316	$2,549	$6,874	$(192)	$1,715

Net income (loss) per share:
Basic			$0.57	$(0.02)	$0.15

Diluted			$0.51	$(0.02)	$0.15

Weighted Average common shares outstanding:
Basic			12,051	12,472	11,315

Diluted			13,501	12,472	11,647

Reconciliation of net income on a GAAP
basis to Non-GAAP supplemental net
income:
Net income (loss)	1,316	2,549		(192)
Add:
Non-cash, non-recurring stock compensation
expense(1)				1,374
Subtract:
Tax effect of converting to C-corp. from
S-corp.(2)	(539)	(255)		—

Non-GAAP supplemental net income	$777	$2,294		$1,182

Non-GAAP supplemental net income (loss) per
share:
Basic	$0.14	$0.27

Diluted	$0.08	$0.21

Weighted-average common shares outstanding:
Basic	5,517	8,636

Diluted	10,143	10,786

	Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Balance Sheet Data (at period end):
Cash and short-term and long-term marketable
securities	$2,698	$3,792	$82,997	$75,117	$67,345
Working capital	1,006	793	65,318	47,639	46,506
Total assets	5,581	12,957	99,903	86,459	76,070
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	1,661	2,301	83,044	72,203	64,731

(1)	In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374 for a performance-based option, which is recognized as an expense under GAAP. This option was granted in 1997 with an exercise price equal to the fair market value at the time of the grant and with vesting based on achieving specified corporate performance criteria. Once vesting is probable (the “measurement date”) GAAP requires recording of an expense equal to the difference between fair market value on the measurement date and exercise price times the number of shares granted under the option. With typical time based vesting criteria the measurement date equals the grant date and no expense is recorded normally. Even though the vesting criteria on this performance-based option were more difficult to achieve than the criteria on a normal time-based option — making the option less valuable from the employee’s perspective and more advantageous from Inforte’s perspective — GAAP results in lower earnings with this performance-based option than if the option were time based.

The Non-GAAP supplemental information shows results excluding the non-cash, non-recurring stock compensation expense described in the previous paragraph. This Non-GAAP supplemental information is a non-GAAP financial measure that may not conform to similarly titled measures reported by other companies. We present this Non-GAAP supplemental information to allow for comparability of our results for this period with the results of other periods. The stock compensation expense from this performance-based option did not occur in prior periods and will not occur in future periods. We believe that comparability of results from different periods is reduced significantly without this Non-GAAP supplemental presentation, considering the magnitude of the stock compensation expense relative to our normal level of operating expenses. In addition to providing comparability, we believe the Non-GAAP supplemental information corrects for an anomalous situation where GAAP earnings are lower with this performance-based option than with a time-based option even though Inforte is economically better off with the performance-based option since it has more difficult to achieve vesting criteria. The stock compensation expense had no impact on income tax expense.

(2)	In 1999, Inforte was a C corporation; however, the conversion from a sub-chapter S corporation to a C corporation on January 1, 1999 resulted in a tax benefit for accounting purposes due to the recording of deferred tax benefits, increasing net income (loss) per share. The Non-GAAP supplemental net income (loss) per share for the year ended December 31, 1999 reflects the net income (loss) per share Inforte would have reported without the one-time conversion to a C corporation.

During the three years ended December 31, 1998, Inforte operated as a sub-chapter S corporation under the Internal Revenue Code and in some of the states in which we did business. As a result, any taxable earnings or loss flowed through to Inforte stockholders. The Non-GAAP supplemental net income data for 1998 assumes that Inforte was subject to income tax had we always operated as a C corporation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-K. The following discussions contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, particularly those identified in “Risk Factors.”

OVERVIEW

     Inforte is a customer and demand management consultancy that helps clients improve customer interactions, revenue forecasting and profitability. Inforte creates strategies and implements technology solutions that enhance visibility, optimize customer and channel profitability, and integrate demand information with supply and resource planning processes. Inforte has applied a client advocacy approach and rigorous delivery methodologies to help garner references from 100 percent of its Global 2000 client base. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta, Dallas, London, Los Angeles, New York and San Francisco.

     The majority of our revenue historically is from professional services performed on a fixed-price basis; however, we also perform services on a time-and-materials basis. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days, which we perform on a fixed-price basis. This work enables us to determine with our clients the scope of successive phases for design and implementation, which in total generally last three to nine months, and to decide whether we will perform these additional phases for a fixed price or on a time-and-materials basis. Whether we use fixed pricing or time-and-material pricing depends upon our assessment of the project’s risk, how precisely our clients are able to define the scope of activities they wish us to perform and client preference. Fixed prices are based on estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client.

     We typically ask clients to pay 25%–50% of our fixed-price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client’s needs. We typically bill the remainder in advance of the work.

Results of Operations

     The following table sets forth the percentage of net revenue of certain items included in Inforte’s Non-GAAP supplemental(1) consolidated statement of operations:

	Year ended December 31,
	2000	2001	2002
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Operating expenses:
Project personnel and related expenses	44.1	55.2	49.4
Sales and marketing	13.4	14.8	15.0
Recruiting, retention and training	10.0	6.0	3.0
Management and administrative	20.1	27.7	31.9

Total operating expenses	87.7	103.7	99.3

Operating income (loss)	12.3	(3.7)	0.7
Interest income, net and other	5.3	7.2	5.3

Income before income taxes	17.7	3.5	5.9
Income tax expense	6.9	1.1	1.7

Net income	10.8%	2.5%	4.2%

Reconciliation of net income on a Non-GAAP
supplemental basis to GAAP net income:
Non-GAAP supplemental net income		2.5%

Subtract: Non-cash, non-recurring stock
compensation expense(1)		(2.9)

GAAP basis net loss		(0.4)%

(1)	In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374 for a performance-based option, which is recognized as an expense under GAAP. This option was granted in 1997 with an exercise price equal to the fair market value at the time of the grant and with vesting based on achieving specified corporate performance criteria. Once vesting is probable (the “measurement date”) GAAP requires recording of an expense equal to the difference between fair market value on the measurement date and exercise price times the number of shares granted under the option. With typical time based vesting criteria the measurement date equals the grant date and no expense is recorded normally. Even though the vesting criteria on this performance-based option were more difficult to achieve than the criteria on a normal time-based option — making the option less valuable from the employee’s perspective and more advantageous from Inforte’s perspective — GAAP results in lower earnings with this performance-based option than if the option were time based.

The Non-GAAP supplemental information shows results excluding the non-cash, non-recurring stock compensation expense described in the previous paragraph. This Non-GAAP supplemental information is a non-GAAP financial measure that may not conform to similarly titled measures reported by other companies. We present this Non-GAAP supplemental information to allow for comparability of our results for this period with the results of other periods. The stock compensation expense from this performance-based option did not occur in prior periods and will not occur in future periods. We believe that comparability of results from different periods is reduced significantly without this Non-GAAP supplemental presentation, considering the magnitude of the stock compensation expense relative to our normal level of operating expenses. In addition to providing comparability, we believe the Non-GAAP supplemental information corrects for an anomalous situation where GAAP earnings are lower with this performance-based option than with a time-based option even though Inforte is economically better off with the performance-based option since it has more difficult to achieve vesting criteria. The stock compensation expense had no impact on income tax expense.

Non-GAAP Supplemental Quarterly Results of Operations(1)

     The following tables set forth certain unaudited quarterly results of operations of Inforte for 2001 and 2002. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited)
	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Revenue before reimbursements (net revenue)	$14,051,153	$12,537,832	$10,600,439	$10,546,182
Operating expenses:
Project personnel and related expenses	7,396,824	7,378,815	5,876,560	5,681,583
Sales and marketing	1,858,591	2,129,456	1,804,975	1,280,368
Recruiting, retention and training	924,081	709,957	596,767	638,551
Management and administrative	3,447,453	3,098,569	3,083,137	3,577,892

Total operating expenses	13,626,949	13,316,797	11,361,439	11,178,394

Operating income (loss)	424,204	(778,965)	(761,000)	(632,212)
Interest income, net, and other	1,013,331	898,435	870,372	651,298

Income before income taxes	1,437,535	119,470	109,372	19,086
Income tax expense	503,134	—	—	—

Net income	$934,401	$119,470	$109,372	$19,086

Net income (loss) per share:
Diluted	$0.07	$0.01	$0.01

Weighted-average common shares outstanding:
Diluted	13,699,582	13,632,087	13,521,401

Reconciliation of net income on a Non-GAAP
supplemental basis to GAAP net income:
Non-GAAP supplemental net income				$19,086
Subtract: Non-cash, non-recurring stock
compensation expense(1)				(1,374,000)

GAAP basis net loss				$(1,354,914)

(1)	In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374 for a performance-based option, which is recognized as an expense under GAAP. This option was granted in 1997 with an exercise price equal to the fair market value at the time of the grant and with vesting based on achieving specified corporate performance criteria. Once vesting is probable (the “measurement date”) GAAP requires recording of an expense equal to the difference between fair market value on the measurement date and exercise price times the number of shares granted under the option. With typical time based vesting criteria the measurement date equals the grant date and no expense is recorded normally. Even though the vesting criteria on this performance-based option were more difficult to achieve than the criteria on a normal time-based option — making the option less valuable from the employee’s perspective and more advantageous from Inforte’s perspective — GAAP results in lower earnings with this performance-based option than if the option were time based.

The Non-GAAP supplemental information shows results excluding the non-cash, non-recurring stock compensation expense described in the previous paragraph. This Non-GAAP supplemental information is a non-GAAP financial measure that may not conform to similarly titled measures reported by other companies. We present this Non-GAAP supplemental information to allow for comparability of our results for this period with the results of other periods. The stock compensation expense from this performance-based option did not occur in prior periods and will not occur in future periods. We believe that comparability of results from different periods is reduced significantly without this Non-GAAP supplemental presentation, considering the magnitude of the stock compensation expense relative to our normal level of operating expenses. In addition to providing comparability, we believe the Non-GAAP supplemental information corrects for an anomalous situation where GAAP earnings are lower with this performance-based option than with a time-based option even though Inforte is economically better off with the performance-based option since it has more difficult to achieve vesting criteria. The stock compensation expense had no impact on income tax expense.

	Three Months Ended (unaudited)
	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Project personnel and related expenses	52.6%	58.9%	55.4%	53.9%
Sales and marketing	13.2%	17.0%	17.0%	12.1%
Recruiting, retention and training	6.6%	5.7%	5.6%	6.1%
Management and administrative	24.5%	24.7%	29.1%	33.9%

Total operating expenses	97.0%	106.2%	107.2%	106.0%

Operating income (loss)	3.0%	(6.2)%	(7.2)%	(6.0)%
Interest income, net, and other	7.2%	7.2%	8.2%	6.2%

Income before income taxes	10.2%	1.0%	1.0%	0.2%
Income tax expense	3.6%	0.0%	0.0%	0.0%

Net income	6.6%	1.0%	1.0%	0.2%

Reconciliation of net income on a Non-GAAP
supplemental basis to GAAP net income:
Non-GAAP supplemental net income				0.2%
Subtract: Non-cash, non-recurring stock
compensation expense(1)				(13.0)%
GAAP basis net loss				(12.8)%

(1)	In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374 for a performance-based option, which is recognized as an expense under GAAP. This option was granted in 1997 with an exercise price equal to the fair market value at the time of the grant and with vesting based on achieving specified corporate performance criteria. Once vesting is probable (the “measurement date”) GAAP requires recording of an expense equal to the difference between fair market value on the measurement date and exercise price times the number of shares granted under the option. With typical time based vesting criteria the measurement date equals the grant date and no expense is recorded normally. Even though the vesting criteria on this performance-based option were more difficult to achieve than the criteria on a normal time-based option — making the option less valuable from the employee’s perspective and more advantageous from Inforte’s perspective — GAAP results in lower earnings with this performance-based option than if the option were time based.

The Non-GAAP supplemental information shows results excluding the non-cash, non-recurring stock compensation expense described in the previous paragraph. This Non-GAAP supplemental information is a non-GAAP financial measure that may not conform to similarly titled measures reported by other companies. We present this Non-GAAP supplemental information to allow for comparability of our results for this period with the results of other periods. The stock compensation expense from this performance-based option did not occur in prior periods and will not occur in future periods. We believe that comparability of results from different periods is reduced significantly without this Non-GAAP supplemental presentation, considering the magnitude of the stock compensation expense relative to our normal level of operating expenses. In addition to providing comparability, we believe the Non-GAAP supplemental information corrects for an anomalous situation where GAAP earnings are lower with this performance-based option than with a time-based option even though Inforte is economically better off with the performance-based option since it has more difficult to achieve vesting criteria. The stock compensation expense had no impact on income tax expense.

	Three Months Ended (unaudited)
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
Revenue before reimbursements (net revenue)	$9,434,014	$11,371,795	$9,606,752	$9,942,304
Operating expenses:
Project personnel and related expenses	5,001,725	5,328,686	4,546,313	5,057,316
Sales and marketing	1,517,606	1,811,746	1,620,580	1,101,748
Recruiting, retention and training	374,448	356,985	294,420	196,307
Management and administrative	3,004,236	3,968,641	2,910,575	3,000,281

Total operating expenses	9,898,015	11,466,058	9,371,888	9,355,652

Operating income (loss)	(464,001)	(94,263)	234,864	586,652
Interest income, net, and other	564,329	567,828	534,867	456,849

Income before income taxes	100,328	473,565	769,731	1,043,501
Income tax expense (benefit)	(35,250)	117,493	246,314	343,740

Net income	$135,578	$356,072	$523,417	$699,761

Net income (loss) per share
Diluted	$0.01	$0.03	$0.05	$0.06

Weighted-average common shares outstanding:
Diluted	12,213,343	12,132,150	11,297,985	10,918,968

	Three Months Ended (unaudited)
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Project personnel and related expenses	53.0%	46.9%	47.3%	50.9%
Sales and marketing	16.1%	15.9%	16.9%	11.1%
Recruiting, retention and training	4.0%	3.1%	3.1%	2.0%
Management and administrative	31.8%	34.9%	30.3%	30.2%

Total operating expenses	104.9%	100.8%	97.6%	94.1%

Operating income (loss)	(4.9)%	(0.8)%	2.4%	5.9%
Interest income, net, and other	6.0%	5.0%	5.6%	4.6%

Income before income taxes	1.1%	4.2%	8.0%	10.5%
Income tax expense (benefit)	(0.4)%	1.0%	2.6%	3.5%

Net income	1.4%	3.1%	5.4%	7.0%

Years ended December 31, 2001 and 2002

     Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased $7.4 million or 15% to $40.4 million for the year ended December 31, 2002 from $47.7 million for the year ended December 31, 2001. We attribute this decline in net revenue to the slow growth rate of the U.S. economy and the negative impact that economic uncertainty has had on information technology (IT) spending. These factors have depressed the market for strategic technology services over the last 24 months. For the year ended December 31, 2002, we had 29 significant clients with each of these clients contributing $1.3 million to net revenue on average. We had 43 significant clients during the year ended December 31, 2001, each contributing $1.0 million to net revenue on average. We have not had a client accounting for more than 10% of our net revenue since 1997.

     Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. Project personnel and related expenses decreased $6.4 million or 24% to $19.9 million for the year ended December 31, 2002, from $26.3 million for the year ended December 31, 2001. The decrease results from reductions in consulting headcount. We employed 172 and 217 consultants on December 31, 2002 and 2001, respectively. Further, project personnel and related expenses declined due to a $550,000 reduction in the allowance for doubtful accounts during 2002. Our allowance for doubtful accounts was $0.6 million as of December 31, 2002, compared to $1.15 million as of December 31, 2001. The revised allowance for doubtful accounts balance more accurately reflects our exposure to loss from non-paying customers, due to an overall reduction in business activity. This reduction was not due to any write-off of a specific customer account.

     Project personnel and related expenses represented 49.4% of net revenue for the year ended December 31, 2002, compared to 55.2% for the year ended December 31, 2001. This decrease is due to consulting headcount declining at a faster rate than the rate of net revenue decline. Net revenue per consultant was $214,000 in the year ended December 31, 2002, up from $173,000 in the year ended December 31, 2001. The increase in net revenue per consultant versus the prior year results from higher consultant utilization as excess consulting capacity was reduced, offset slightly by a small decline in our effective hourly rate

     In June 2001 Inforte offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. Approximately 90 people participated in the programs. Individuals who selected the leave of absence program received compensation at 20%–25% of regular pay if they remained available to return to full-time service. Individuals who chose the voluntary resignation package received pay through the end of August 2001. All costs related to resigning employees were included either in our June 2001 quarter results or our September 2001 quarter results. Salary costs for employees on leave of absence were expensed as incurred and included in the quarters ended September 2001 through June 2002 with the amounts declining in the later quarters. In October 2001 and in January 2002, Inforte again offered voluntary programs similar to the June 2001 program, however these latter programs were smaller in scope, involving approximately 20 and 30 people, respectively. In the fourth quarter 2002, Inforte enacted a further headcount reduction program, affecting approximately 20 individuals. All costs for this program were expensed in fourth quarter 2002.

     Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing and expenses decreased $1.0 million or 14% to $6.1 million for the year ended December 31, 2002 from $7.1 million in 2001. This decrease is due to lower headcount in this area, resulting in lower salary and benefit costs and a decrease in travel expense. Total sales and marketing headcount was 31 as of December 31, 2000, 26 as of December 31, 2001 and 22 as of December 31, 2002. Sales and marketing expenses as a percentage of net revenue was stable in 2002 at 15.0% versus 14.8% in 2001.

     Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. Recruiting, retention and training expenses decreased by $1.6 million or 57% to $1.2 million for the year ended December 31, 2002 from $2.9 million for the year ended December 31, 2001. The decrease in spending is due primarily to less training activity due to lower company-wide headcount and reduced headcount for employees engaged in recruiting, retention and training. Total employees declined from 442 as of December 31, 2000 to 294 as of December 31, 2001 to 229 as of December 31, 2002. Total recruiting retention and training headcount was 18 as of December 31, 2000, 9 as of December 31, 2001 and 5 as of December 31, 2002. Also, in the current economic environment of higher unemployment, recruiting efforts require fewer expenses, such as recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. Recruiting, retention and training expenses as a percentage of net revenue decreased to 3.0% for the year ended December 31, 2002 from 6.0% in 2001.

     Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance, and depreciation and amortization of capitalized computers, purchased software and property. Management and administrative expenses decreased $0.3 million or 2% to $12.9 million for the year ended December 31, 2002 from $13.2 million in 2001 For the year ended December 31, 2002, management and administrative expenses increased as a percent of revenue to 31.9% from 27.7% in the prior year period, as net revenue declined at a greater rate than management and administrative expenses. During 2002 some management and administrative areas had lower expenses relative to 2001, while other areas had higher expenses. Expense reductions related primarily to lower headcount and lower facilities costs. Total management and administrative headcount declined from 53 as of December 31, 2000 to 42 as of December 31, 2001 and 30 as of December 31, 2002. Lease expense in 2002 is lower than lease expense in 2001 due to a write-down of $1.1 million in 2001 for abandoned lease space which we are currently working to sublet. The 2001 charge was determined based on future lease obligations less estimated sublease income. During 2002 we recorded an additional charge of $0.6 million to lease expense as our estimate of sublease income has decreased due to a reduction in the rental price of office space. Offsetting the overall reduction in management and administrative salary expense were increased costs for variable executive compensation resulting from improved operating income, severance costs related to senior management terminations and start-up costs for new practice areas. Business insurance costs also increased significantly.

     Interest income, net and other. During the year ended December 31, 2002, interest income, net and other decreased $1.3 million, or 38% to $2.1 million. The decrease was due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances as a result of Inforte’s stock buyback program.

     Income tax expense. Income tax expense for the year ended December 31, 2002 was 28.2% of pre-tax income versus income tax expense of 161.5% of pre-tax income in 2001. The unusually high tax rate for 2001 results primarily from expenses not deductible for income tax purposes including the non-cash, non-recurring stock compensation expense. Excluding the non-cash, non-recurring stock compensation expense, effective income tax expense was 29.9% of pre-tax income in 2001. The decrease of the tax rate in 2002 versus 2001, excluding the non-cash, non-recurring stock compensation expense, reflects the adjustment of certain estimates for non-deductible expenses and state and internal tax obligations. This decrease is partially offset by the tax effect of having less interest income from tax exempt and tax advantaged investments. The 2002 income tax expense was the sum of a) operating income times a 41.6% combined federal and state tax rate and b) interest income, net and other times a reduced tax rate of 26.5%.

Years ended December 31, 2000 and 2001

     Net revenues. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased $16.1 million or 25% to $47.7 million for the year ended December 31, 2001 from $63.8 million for the year ended December 31, 2000. We attribute this decline in net revenue to the U.S. recession in 2001 and the negative impact that heightened economic uncertainty had on information technology spending. For the year ended December 31, 2001, we had 43 significant clients with each of these clients contributing $1.0 million to net revenue on average. We had 43 significant clients during the year ended December 31, 2000, each contributing $1.3 million to net revenue on average. We have not had a client accounting for more than 10% of our net revenue since 1997. On a quarterly basis in 2000, revenue followed typical seasonal patterns with higher sequential growth during the first half of 2000. This pattern did not hold in 2001, however, as revenue declined sequentially each quarter due to the U.S. recession and the technology spending slowdown.

     Project personnel and related expenses. Project personnel and related expenses decreased $1.8 million or 7% to $26.3 million for the year ended December 31, 2001, from $28.2 million for year ended December 31, 2000. The decrease results from reductions in consulting headcount, primarily in the third quarter of 2001. We employed 217 and 340 consultants on December 31, 2001 and 2000, respectively. Further, project personnel and related expenses declined in 2001 as there was no expense to increase the allowance for doubtful account in 2001. In 2000, due to increased business activity, we increased the allowance for doubtful accounts from $0.6 million as of December 31, 1999 to $1.15 million as of December 31, 2000, resulting in $550,000 of project personnel and related expenses in 2000 that were not present in 2001.

     Project personnel and related expenses represented 55.2% of net revenue for the year ended December 31, 2001, compared to 44.1% for the year ended December 31, 2001. This increase is due to net revenue declining at a higher rate than the rate of expense declines. Net revenue per consultant was $173,000 in the year ended December 31, 2001, down from $214,000 in the year ended December 31, 2000. The decline in net revenue per consultant versus the prior year results primarily from lower consultant utilization and secondarily from a slightly lower effective hourly rate due to more price sensitivity in the consulting market.

     In June 2001 Inforte offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. Approximately 90 people participated in the programs.

Individuals who selected the leave of absence program received compensation at 20%–25% of regular pay if they remained available to return to full-time service. Individuals who chose the voluntary resignation package received pay through the end of August 2001. All costs related to resigning employees were included either in our June 2001 quarter results or our September 2001 quarter results. Salary costs for employees on leave of absence were expensed as incurred and included in the quarters ended September 2001 and December 2001. In October 2001, Inforte again offered voluntary programs similar to the June 2001 program, however this program was smaller in scope, involving approximately 20 people.

     Sales and marketing. Sales and marketing expenses decreased $1.5 million or 18% to $7.1 million for the year ended December 31, 2001 from $8.6 million in 2000. Factors causing the spending decrease include lower sales bonuses because of lower revenue during the year, reduced market development spending in 2001 by our partners resulting in less co-marketing expenses related to those partnerships, and lower spending on discretionary marketing activities. These decreases were partially offset by a higher average number of commissioned salespeople in 2001 compared to 2000. Sales and marketing expenses as a percentage of net revenue increased to 14.8% for the year ended December 31, 2001 from 13.4% in 2000.

     Recruiting, retention and training. Recruiting, retention and training expenses decreased by $3.5 million or 55% to $2.9 million for the year ended December 31, 2001 from $6.4 million in the year of 2000. The decrease in spending is due primarily to reduced recruiting activities and the lower costs associated with recruiting finder fees, signing bonuses, relocation allowances, employee referral bonuses and candidate travel. Other factors causing spending to decline include less spending on company-wide meetings and other employee events and less training activity due to lower headcount and fewer new hires. As a percentage of net revenue, recruiting, retention and training dropped to 6.0% in 2001 from 10.0% in 2000.

     Management and administrative. Management and administrative expense increased 3% to $13.2 million in 2001 from $12.8 million in 2000. For the year ended December 31, 2001, management and administrative expenses increased as a percent of net revenue to 27.7% from 20.1% in the prior year period, as revenue declined and expenses increased slightly. We reduced spending in most departments in 2001. Additionally, executive bonus compensation was lower in 2001. These declines, however, were offset by costs associated with our effort to consolidate office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of facilities consist of contractual rental commitments for office space being vacated and related costs in addition to future depreciation of the related leasehold improvements, offset by estimated sub-lease income. The total charge related to this reduction of office space in 2001 was $1.1 million.

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

Liquidity and Capital Resources

     Cash and cash equivalents decreased from $20.2 million as of December 31, 2001 to $19.2 million as of December 31, 2002. Short-term marketable securities decreased from $32.7 million as of December 31, 2001 to $31.3 million as of December 31, 2002. Long-term marketable securities decreased from $22.2 million as of December 31, 2001 to $16.8 million as of December 31, 2002. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents, short-term and long-term marketable securities decreased from $75.1 million to $67.3 million during the quarter ended December 31, 2002.

     During 2002, Inforte’s cash flow from operations was positive $2.4 million and capital expenditures were $0.2 million, resulting in $2.2 million of positive free cash flow (cash flow from operation minus capital expenditures). Financing activities resulted in a cash outflow of $9.5 million, resulting from $10.5 million used for stock repurchases and $1.0 received from employees participating in stock purchase and stock option plans.

     In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2002, we have made no repurchases under this second program. On December 31, 2002, Inforte had 10,799,386 shares outstanding and $67.3 million in cash and marketable securities, resulting in $6.24 of cash and marketable securities per basic share. As of December 31, 2002, the public float (shares not held by executive officers and directors) totaled 5.7 million shares or 53% of total outstanding shares.

     Inforte believes that its current cash, cash equivalents and marketable securities will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

     All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S. and U.K. banks, high-grade commercial paper and other high quality, short-term obligations of U.S. companies. Short-term and long-term marketable securities are available-for-sale securities that are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

     Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.

	Payments Due by Period
Contractual Obligations	Total	2003	2004	2005	2006
	(in thousands)
Long-term debt	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases	$7,907	2,400	2,463	2,475	569
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$7,907	2,400	2,463	2,475	569

Critical Accounting Policies

     Revenue recognition, losses on fixed-price contracts, deferred revenue. We recognize revenue when all of the following four criteria are met: persuasive evidence exists that we have an agreement, service has been rendered, our price is fixed or determinable and collectibility is reasonably assured. We recognize net revenue from fixed-price contracts based on the ratio of hours incurred to total estimated hours. The cumulative impact of any change in estimated hours to complete is reflected in the period in which the changes become known. We recognize time-and-materials net revenue as we perform the services.

     Reimbursed expenses. In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force issued Topic 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” stating these costs should be characterized as revenue in the income statement if billed to customers. For each quarter beginning with the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as required by the Financial Accounting Standards Board. This reclassification had no effect on current or previously reported net income (loss) per share. For presentation purposes, we show two components of total revenue: 1) revenue before reimbursements, which we call net revenue, consisting of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred. We believe net revenue is a more meaningful representation of our economic activity than total revenue since it excludes pass-through, zero-margin expense reimbursements.

     Allowance for doubtful accounts. An allowance for doubtful accounts is maintained for potential credit losses. The amount of the reserve is established analyzing all client accounts to determine credit risk. In establishing a client’s creditworthiness we consider whether the client has a deteriorating or poor financial condition, limited financial resources, poor or no payment history, a large relative accounts receivable balance or a non-U.S. location.

     Stock compensation. At December 31, 2002, Inforte has three stock-based employee compensation plans, which are described more fully in footnote 9 of the Consolidated Financial Statements. We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to options issued to employees. All options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Bonus accruals. We have several bonus programs that are based on individual and company performance. Revenue bonuses are earned based on individual or roll up revenue credit assigned to salespeople, client executives, other senior delivery personnel and senior management. Margin bonuses are earned by all employees based on company or business unit operating income performance. In addition, senior management may award discretionary bonuses. All of these bonuses are expensed in the period in which they are earned. A corresponding accrual is included on the balance sheet in accrued expenses until the bonus is paid.

     Income Taxes We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

     In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred tax assets the expected future tax benefits of net operating loss carry forwards. In evaluating the realizability of deferred tax assets associated with net operating loss carry forwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact the our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Recently Issued Accounting Pronouncements

     In 2002 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated With Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Adoption of this statement is required for exit or disposal activity initiated after December 31, 2002. Any exit or disposal activity which has been completed or has already been committed to as of December 31, 2002 is accounted for under EITF 94-3. Currently, Inforte does not have any new exit or disposal activity that will occur after December 31, 2002, beyond the exit of a portion of our office space at our Chicago location, which will continue to be accounted under Issue 94-3. Thus we do not believe that the adoption of this statement at present has an effect on Inforte’s results of operations or financial position.

     In July 2000, the Financial Accounting Standards Board’s Emerging Issues Task Force issued abstract 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Under this abstract, companies which have multiple revenue generating activities are required to segment their activities into separate units of accounting for revenue recognition purposes. For example, a company that engages a client to integrate an enterprise-wide software application and manage the ongoing maintenance of that application in a production environment, would have to separate the project into phases and recognize revenue for those phases under the FASB and SEC pronouncement that is appropriate for each phase. This abstract has not been finalized by the EITF, and any further changes may affect Inforte’s reporting of revenue. However, under the current abstract, we believe that Inforte’s revenue generating activities are all similar in nature, and thus would not require separate accounting treatment.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure”. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not intend to adopt the fair value method, thus the sections of this statement which address transition to the fair value method, will not affect the presentation of our consolidated financial statements. However, we report pro forma disclosures in accordance with SFAS 123, in the notes to the annual financial statements, and thus, these pro forma disclosures will now be provided on a quarterly basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     During 2002, our international revenues were over 20% of our total net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international revenue going forward could be limited.

Interest Rate Risk

     As of December 31, 2002 Inforte’s total short-term and long-term marketable securities equaled $67.3 million. During 2002, interest income represented 89% of Inforte’s pre-tax income. As a result, fluctuations in interest rates can have a significant impact on our net income (loss) per share. We estimate that the impact on interest income from a 1 percentage point change in interest rates could change our annual net income (loss) per share by approximately $0.05 per diluted share. Our estimate is calculated using December 31, 2002 investment balances and fourth quarter 2002 diluted weighted average shares outstanding.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements, and the related notes thereto, of Inforte and the Report of Independent Auditors are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Inforte Corp.

     We have audited the accompanying balance sheets of Inforte Corp. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inforte Corp. at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
January 21, 2003

INFORTE CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$20,207,793	$19,185,820
Short-term marketable securities	32,669,067	31,340,299
Accounts receivable, less allowance for doubtful accounts of $1,150,000
at December 31, 2001 and $600,000 at December 31, 2002	5,388,567	4,499,960
Prepaid expenses and other current assets	1,323,364	1,098,219
Interest receivable on investment securities	685,618	496,599
Deferred income taxes	1,620,989	1,224,005

Total current assets	61,895,398	57,844,902
Computers, purchased software and property, net	1,860,945	1,077,827
Long-term marketable securities	22,240,526	16,819,270
Deferred income taxes	462,384	328,113

Total assets	$86,459,253	$76,070,112

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$399,933	$240,361
Income taxes payable	167,208	291,170
Accrued expenses	4,416,283	5,194,683
Accrued loss on disposal of leased property	1,107,841	1,126,229
Deferred revenue	8,164,685	4,486,727

Total current liabilities	14,255,950	11,339,170
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none
issued and outstanding at December 31, 2001 and 2002	—	—
Common stock, $0.001 par value in 2000; authorized — 50,000,000 shares; issued and outstanding — 11,591,564 as of December 31,
2001 and 10,799,386 as of December 31, 2002	11,592	10,799
Additional paid-in capital	77,916,384	79,192,280
Cost of common stock in treasury, 1,492,702 as of December 31,
2001 and 2,720,823 shares as of December 31, 2002	(14,502,306)	(24,997,277)
Retained earnings	8,561,346	10,276,174
Accumulated other comprehensive income	216,287	248,966

Total stockholders’ equity	72,203,303	64,730,942

Total liabilities and stockholders’ equity	$86,459,253	$76,070,112

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2000	2001	2002
Revenues:
Revenue before reimbursements (net revenue)	$63,838,960	$47,735,606	$40,354,865
Reimbursements	10,064,187	6,259,841	5,697,018

Total Revenues	73,903,147	53,995,447	$46,051,883
Operating expenses:
Project personnel and related expenses	28,182,001	26,333,782	19,934,040
Reimbursed expenses	10,064,187	6,259,841	5,697,018
Sales and marketing	8,583,729	7,073,390	6,051,680
Recruiting, retention and training	6,360,341	2,869,356	1,222,160
Management and administrative	12,830,506	13,207,051	12,883,733
Non-cash, non-recurring stock compensation
expense (see footnote 2)	—	1,374,000	—

Total operating expenses	66,020,764	57,117,420	45,788,631

Operating income (loss)	7,882,383	(3,121,973)	263,252
Interest income, net and other	3,386,406	3,433,436	2,123,873

Income before income taxes	11,268,789	311,463	2,387,125
Income tax expense	4,394,829	503,134	672,297

Net income (loss)	$6,873,960	$(191,671)	$1,714,828

Net income (loss) per share:
Basic	$0.57	$(0.02)	$0.15

Diluted	$0.51	$(0.02)	$0.15

Weighted Average common shares outstanding:
Basic	12,050,560	12,472,070	11,314,602

Diluted	13,501,447	12,472,070	11,647,477

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital	Treasury Stock	Retained Earnings	Comprehensive Income	Stockholders’ Equity
Balance at January 1, 2000	9,721,154	$9,721	$411,886	$—	$1,879,057	$—	$2,300,664
Stock option and purchase
plans	681,772	682	4,448,654	—	—	—	4,449,336
Proceeds from public offering	2,300,000	2,300	66,857,951	—	—	—	66,860,251
Compensation recognized
related to stock options	—	—	50,000	—	—	—	50,000
Tax benefit of disqualifying
dispositions of stock
options	—	—	2,423,714	—	—	—	2,423,714
Comprehensive income:
Foreign currency
Translation adjustments	—	—	—	—	—	9,088	9,088
Unrealized gain on
available-for-sale
securities	—	—	—	—	—	76,851	76,851
Net income	—	—	—	—	6,873,960	—	6,873,960

Comprehensive Income	—	—	—	—	—	—	6,959,899

Balance at December 31, 2000	12,702,926	$12,703	$74,192,205	$—	$8,753,017	$85,939	$83,043,864
Stock option and purchase
plans	381,340	382	1,319,317	—	—	—	1,319,699
Compensation recognized
related to stock options	—	—	1,549,000	—	—	—	1,549,000
Tax benefit of disqualifying
dispositions of stock
options	—	—	855,862	—	—	—	855,862
Purchase of common stock
for treasury	(1,492,702)	(1,493)	—	(14,502,306)	—	—	(14,503,799)
Comprehensive income:
Foreign currency translation
adjustments	—	—	—	—	—	(26,509)	(26,509)
Unrealized gain on
available-for-sale
securities	—	—	—	—	—	156,857	156,857
Net loss	—	—	—	—	(191,671)	—	(191,671)

Comprehensive loss	—	—	—	—	—	—	(61,323)

Balance at December 31, 2001	11,591,564	$11,592	$77,916,384	$(14,502,306)	$8,561,346	$216,287	$72,203,303
Stock option and purchase
plans	435,943	435	952,616	—	—	—	953,051
Tax benefit of disqualifying
dispositions of stock
options	—	—	323,280	—	—	—	323,280
Purchase of common stock
for treasury	(1,228,121)	(1,228)	—	(10,494,971)	—	—	(10,496,199)
Comprehensive income:
Foreign currency translation
adjustments	—	—	—	—	—	111,997	111,997
Unrealized loss on
available-for-sale
securities	—	—	—	—	—	(79,318)	(79,318)
Net income	—	—	—	—	1,714,828	—	1,714,828

Comprehensive income (loss)	—	—	—	—	—	—	1,747,507

Balance at December 31, 2002	10,799,386	$10,799	$79,192,280	$(24,997,277)	$10,276,174	$248,966	$64,730,942

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2000	2001	2002
Cash flows from operating activities
Net income (loss)	$6,873,960	$(191,671)	$1,714,828
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,225,187	1,682,601	1,456,483
Non-cash stock compensation	50,000	1,549,000	—
Deferred income taxes	(569,427)	(841,887)	531,255
Changes in operating assets and liabilities:
Accounts receivable	(2,911,545)	3,847,228	888,607
Prepaid expenses and other current assets	(1,224,373)	(103,046)	414,164
Accounts payable	(769,881)	(182,658)	(159,572)
Income taxes	566,433	2,568,839	447,242
Accrued expenses and other	3,580,291	(2,178,342)	796,788
Deferred revenue	3,703,476	(409,370)	(3,677,958)

Net cash provided by operating activities	10,524,121	5,740,694	2,411,837

Cash flows from investing activities
(Purchases of) Proceeds from marketable securities	(40,549,732)	(14,368,642)	6,186,245
Purchases of property and equipment	(2,693,211)	(387,257)	(242,178)

Net cash (used in) provided by investing activities	(43,242,943)	(14,755,899)	5,944,067

Cash flows from financing activities
Proceeds from issuance of common stock	66,860,251	—	—
Stock option and purchase plans	4,449,336	1,319,699	953,051
Purchase of common stock	—	(14,503,799)	(10,496,199)

Net cash provided (used in) by financing activities	71,309,587	(13,184,100)	(9,543,148)

Effect of change in exchange rates on cash	9,088	15,218	165,271

Net increase (decrease) in cash and cash equivalents	38,599,853	(22,184,087)	(1,021,973)
Cash and cash equivalents, beginning of year	3,792,027	42,391,880	20,207,793

Cash and cash equivalents, end of year	$42,391,880	$20,207,793	$19,185,820

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

     Inforte is a customer and demand management consultancy that helps clients improve customer interactions, revenue forecasting and profitability. Inforte creates strategies and implements technology solutions that enhance visibility, optimize customer and channel profitability, and integrate demand information with supply and resource planning processes.

     Throughout 2002, Inforte Corp. owned a wholly owned subsidiary, Inforte Investments Inc., a Delaware corporation, which functioned as a holding company for Inforte Corp.’s investments. Inforte Investments Inc. had no operations other than holding investments of Inforte Corp. and no contractual commitments requiring future cash obligations.

     Inforte Investments Inc. has been dissolved effective December 31, 2002, and all its assets have been reverted back to the parent company, Inforte Corp.

2. Significant Accounting Policies

Cash and Cash Equivalents

     All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S. and U.K. banks, high-grade commercial paper and other high quality, short-term obligations of U.S. companies. At December 31, 2001 and 2002, Inforte classified its cash equivalent investments, totaling approximately $13.3 million and $13.4 million, respectively, as available-for-sale. These investments are stated at amortized costs, which approximates fair value.

Accounts receivable, net

     Accounts receivable balances are presented on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $600,000 and $1,150,000 at December 31, 2002 and 2001, respectively. The reduction in the allowance for doubtful accounts of $550,000 during 2002 results in a balance that more accurately reflects the company’s exposure to loss from non-paying customers as overall business activity has declined. This change in estimate was not due to any write-off of a specific customer account.

Financial Instruments

     Short-term and long-term marketable securities are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were $19,560 in 2001 and were not material in 2002. At December 31, 2001 and 2002, unrealized gains were $233,708 and $237,523, respectively, and were accounted for in other comprehensive income.

Principles of consolidation

     The consolidated financial statements include the accounts of Inforte and its fully-owned subsidiaries. All significant intercompany accounts have been eliminated.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Computers, Purchased Software, and Property

     Computers, purchased software, and property are stated at cost. Inforte provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Office furniture	3–5 years
Computers and equipment	2–3 years
Purchased software	2–3 years
Leasehold improvements	Estimated useful life or life of lease, whichever is shorter

     Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the results of operations.

Revenue Recognition

     We recognize revenue when all of the following four criteria are met: persuasive evidence exists that we have an agreement, service has been rendered, our price is fixed or determinable and collectibility is reasonably assured. We recognize net revenue from fixed-price contracts based on the ratio of hours incurred to total estimated hours. The cumulative impact of any change in estimated hours to complete is reflected in the period in which the changes become known. We recognize time-and-materials net revenue as we perform the services.

     In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force issued Topic 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” stating these costs should be characterized as revenue in the income statement if billed to customers. For each quarter beginning with the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as required by the Financial Accounting Standards Board. This reclassification had no effect on current or previously reported net income (loss) per share. For presentation purposes, we show two components of total revenue: 1) revenue before reimbursements, which we call net revenue, consisting of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred

Stock-Based Compensation

     Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to options and warrants issued to employees. For options issued to employees during the years ended December 31, 2002, 2001 and 2000, no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2002, 2001 and 2000, net income and net income (loss) per share would have been as follows:

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

	Year Ended December 31
	2000	2001	2002
Net income (loss), as reported	$6,873,960	$(191,671)	$1,714,828
Add: Stock-based compensation expense recorded, net of
related tax effects	—	1,374,000	—

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(3,654,963)	(5,437,671)	(5,659,459)

Pro forma net income (loss)	$3,218,997	$(4,255,342)	$(3,944,631)

Net income (loss), per share:
Basic — as reported	$0.57	$(0.02)	$0.15

Basic — pro forma	$0.27	$(0.34)	$(0.35)

Diluted — as reported	$0.51	$(0.02)	$0.15

Diluted — pro forma	$0.24	$(0.34)	$(0.35)

     There are two exceptions where compensation expense was recorded. In 2000, compensation expense for $50,000 relates to stock options that were granted to a member of the Board of Directors for consulting services. In 2001, the compensation expense related to options is $1,549,000, of which $1,374,000 was for a performance-based stock option and the remaining $175,000 was for the aforementioned stock options granted to a member of the Board of Directors for consulting services. We have listed the performance-based stock option expense as a separate line of the consolidated statements of operations due its magnitude and non-recurring nature. Note that this expense would otherwise be included entirely in the management and administrative expense line. The exercise price on all of these options grants equaled fair market value at the time of grant.

Income taxes

     Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect in the periods when such differences are expected to reverse.

Net income (loss) per share

     Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net earnings (loss) per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock issuable upon the exercise of stock options.

Comprehensive Income

     Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States and also considers the effect of additional economic events that are not required to be recorded in determining net income but are rather reported as a separate component of stockholders’ equity. Inforte reports foreign currency translation adjustments and unrealized gains and losses on marketable securities as components of comprehensive income.

Foreign Currency Translation

     Assets and liabilities of the Company’s foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rate for the year. Translation adjustments are classified as a separate component of stockholders’ equity.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Significant Accounting Policies (Continued)

Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Concentration of Credit Risk

     Inforte’s financial instruments consist of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable and accounts payable. At December 31, 2001 and 2002, the fair value of these instruments approximated their consolidated financial statement carrying amounts.

     Inforte performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Inforte maintains an allowance for potential credit losses, and such losses have been within management’s expectations.

     For the year ended December 31, 2000, one customer accounted for 1% of revenue and 11% of accounts receivable at December 31, 2000. For the year ended December 31, 2001, two customers accounted for 9% and 1%, respectively, of revenue and 17% and 16%, respectively, of accounts receivable at December 31, 2001. For the year ended December 31, 2002, two customers accounted for 9% and 2%, respectively, of revenue and 19% and 10%, respectively, of accounts receivable at December 31, 2002.

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

Advertising Costs

     Inforte expenses the cost of advertising as incurred. Such costs are included in sales and marketing in the consolidated statements of operations. In the years 2000, 2001 and 2002 advertising costs were immaterial.

Reclassifications

     Certain 2001 balances have been reclassified to conform to 2002 financial statement presentation.

3. Financial Instruments

     The portfolio of short-term and long-term marketable securities (including cash and cash equivalents) consisted of the following:

	Year ended December 31, 2001			Year ended December 31, 2002
	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Market Value	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Market Value
Cash	$6,860,511	$—	$6,860,511	$5,785,820	$—	$5,785,820
Commercial paper	8,992,282	—	8,992,282
Municipal notes/bonds	23,647,797	124,445	23,772,242	16,400,000	8,355	16,408,355
Corporate bonds	14,712,542	87,349	14,799,891	17,921,103	161,041	18,082,144
Corporate auction preferreds	14,800,925	(925)	14,800,000	17,000,000	—	17,000,000
U.S. government agencies	5,869,622	22,838	5,892,460	10,000,943	68,127	10,069,070

	$74,883,679	$233,707	$75,117,386	$67,107,866	$237,523	$67,345,389

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Financial Instruments (Continued)

     Inforte considers all marketable securities with maturities of one year or less as of December 31, 2001 or December 31, 2002 to be short term. Long-term marketable securities consist of marketable securities with remaining maturities of greater than twelve months.

     Contractual maturities of investments in debt securities (excluding commercial paper) at December 31, 2001 and 2002:

	Year ended December 31, 2001		Year ended December 31, 2002
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Less than one year	$25,147,991	$25,269,067	$28,327,991	$28,440,299
Due in 1—2 years	13,212,348	13,303,066	5,993,112	6,050,200

Investment in debt securities	$38,360,339	$38,572,133	$34,321,103	$34,490,499

4. Accrued loss on disposal of leased property

     During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of Chicago facilities consist of contractual rental commitments for office space being vacated and unamortized leasehold improvements related to this space less estimated sub-lease income. The total reduction of office space resulting from this consolidations of our Chicago office space was approximately 17,770 square feet, all of which were vacated as of December 31, 2001. Total charges related to this reduction of office space in 2001 and 2002 were $1,107,841 and $605,062, respectively. These charges were recorded as a component of Management and Administrative expenses in the 2001 and 2002 Consolidated Statement of Operations. At December 31, 2001 and 2002 the Company recorded $1,107,841 and $1,126,229 as Accrued Expenses on the Consolidated Balance Sheet. If we vacate additional space, if future sub-lease income is less than estimated, or if we are unable to sub-lease our vacated space, additional charges in future periods will be necessary.

5. Computers, Purchased Software, and Property

     Computers, purchased software and property at December 31 consist of the following:

	2001	2002
Office furniture	$328,126	$294,737
Computers and equipment	1,816,031	1,057,104
Leasehold improvements	796,524	803,520
Purchased software	835,951	701,470

	3,776,632	2,856,831
Less: Accumulated depreciation and amortization	1,915,687	1,779,004

	$1,860,945	$1,077,827

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes and Distribution to Shareholders

     Federal taxes paid were $3,470,215 in 2000 and there were no federal taxes paid in 2001 and 2002. State income taxes paid were $974,066 and $61,372 in 2000 and 2001, respectively, and there were no state taxes paid in 2002.

     Income tax expense (credit) for the years ended December 31, 2000, 2001 and 2002 consists of the following:

	2000	2001	2002
Current:
Federal	$4,348,692	$1,134,400	$169,062
State	615,564	65,431	21,979
Foreign	—	100,000	(50,000)

Total current provision	4,964,256	1,299,831	141,041
Deferred:
Federal	(498,819)	(773,465)	470,138
State	(70,608)	(23,232)	61,118

Total deferred provision (credit)	(569,427)	(796,697)	531,256

Total provision for income taxes	$4,394,829	$503,134	$672,297

     The reconciliation of income taxes computed using the federal statutory rate of 35% for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002
	(in thousands)
Federal statutory income tax	$3,944	$110	$834
State income tax, net of federal tax benefit	763	122	109
Nondeductible expenses	330	165	59
Tax exempt and tax advantaged interest income	(710)	(578)	(280)
Non-deductible stock compensation expense	—	551	—
Effect of international taxes	—	100	(50)
Other	67	33	—

	$4,394	$503	$672

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2001 and 2002 are as follows:

	December 31,
	2001	2002
Deferred income tax assets:
Allowance for doubtful accounts	$459,425	$237,300
Accrued loss on lease	442,582	445,424
Book over tax depreciation	242,514	126,447
Accrued bonuses, vacation and health insurance costs	510,315	294,237
Other	208,667	247,044
Deferred rent	219,870	201,665

Total deferred tax assets	$2,083,373	$1,552,117

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income (Loss) per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year ended December 31,
	2000	2001	2002
Numerator
Numerator for basic and diluted net income (loss) per
common share:
Net income (loss)	$6,873,960	$(191,671)	$1,714,828

Denominator
Denominator for basic earnings per common share:
Weighted-average shares	12,050,560	12,472,070	11,314,602

Effect of dilutive securities:
Employee stock options	1,450,887	—	332,875

Denominator for diluted earnings per common share:
Adjusted weighted-average shares	13,501,447	12,472,070	11,647,477

Weighted-average anti-dilutive stock options	217,993	1,304,652	1,642,286

     The following table sets forth common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods indicated:

	Year ended December 31,
	2000	2001	2002
Weighted average effect of common stock
equivalents:
Employee stock options	—	802,244	—

8. Related Party Transactions

     Transactions with related parties are entered into only upon approval by a majority of the independent directors of Inforte and only with terms comparable to those that would be available from unaffiliated parties.

     In October 2000, Inforte granted 62,500 options to a non-employee member of the Board of Directors, in exchange for consulting services. The options were granted at the fair market value of the Inforte stock on the grant date and vest as services are completed. The options expire at the end of ten years. These options were accounted for under SFAS 123, and the total expense to be recorded over the service period equals $400,000, the estimated fair value of the services provided.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity

Stock Option and Incentive Plans

     The 1995 Incentive Stock Option Plan (the “1995 Plan”) provides for the issuance of incentive stock options and nonqualified stock options to officers and other key employees of Inforte. Inforte has reserved an aggregate of 4,900,000 shares for issuance under the 1995 Plan, of which 365,000 were available for grant as of December 31, 2002. As of December 31, 2002, Inforte does not intend to issue any additional options under the 1995 Plan.

     On December 31, 1997, the stockholders approved the 1997 Incentive Compensation Plan (the “1997 Plan”), which permits the grant of stock options and other stock awards to employees and directors of Inforte.

     On December 1, 1999, the stockholders approved the Amended and Restated Inforte Corp. 1997 Incentive Compensation Plan. Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance through the amended 1997 Plan, plus annual increases beginning in 2001 equal to the lesser of: (1) 1,000,000 shares, (2) 5% of the total shares of common stock outstanding or (3) a number determined by the Board of Directors. Of the shares of common stock available under this 1997 Plan, 1,593,662 were available for grant as of December 31, 2002. The 1997 Plan authorizes the grant of both incentive and nonqualified stock options, and further authorizes the grant of stock appreciation rights independently of or with respect to options granted or outstanding. Stock options generally have 10-year terms and vest in accordance with provisions determined by the Board of Directors. A restricted stock program, performance program and bonus shares program have also been established under the 1997 Plan. Awards under the restricted stock program and performance program are earned over a period of time upon the achievement of certain criteria. Restricted share grants may not be sold or otherwise disposed of until the restrictions lapse. Performance shares are payable in cash, common stock, or a combination thereof when earned. Bonus shares allow participants to elect to receive shares of common stock in lieu of a portion or all of cash bonuses paid by Inforte. Stock appreciation rights and restricted stock have not been granted as of December 31, 2002.

     A combined summary of stock option information from the 1995 Plan and the 1997 Plan follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding on December 31, 1999	1,929,046	$2.76
Granted	1,295,980	30.32
Exercised	(501,367)	1.13
Canceled	(132,222)	18.12

Outstanding on December 31, 2000	2,591,437	16.07
Granted	1,003,418	12.22
Exercised	(267,339)	1.82
Canceled	(453,943)	17.66

Outstanding on December 31, 2001	2,873,573	15.80
Granted	1,036,326	9.84
Exercised	(391,938)	1.68
Canceled	(728,697)	22.50

Outstanding on December 31, 2002	2,789,264	$13.82

Exercisable at December 31, 2002	950,429	$15.77
Weighted average fair value of options granted during
twelve months ended December 31, 2002		$5.36

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Stockholders’ Equity (Continued)

	Year ended December 31,
	2000	2001	2002
Shares available for grant under 1995 Plan and 1997 Plan	1,686,713	1,601,042	1,958,662

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Exercisable Options at 12/31/02	Weighted Average Exercise Price
$0.05-$3.50	153,223	5.9	$1.18	115,281	$0.97
$3.51-$7.75	384,338	7.4	7.01	195,830	7.00
$7.76-$11.00	832,524	9.4	9.70	139,805	10.25
$11.01-$13.97	963,999	8.6	12.54	250,261	12.80
$13.98-$32.00	264,702	7.3	30.16	136,700	30.65
$32.01-$71.81	190,478	7.4	39.52	112,552	41.55

Total	2,789,264	8.3	$13.82	950,429	$15.77

     In December 1999, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”) reserving 200,000 shares for issuance, plus annual increases beginning in 2001 equal to the lesser of (1) 400,000 shares, (2) 2% of the total shares of common stock outstanding or (3) a number determined by the Board of Directors. The Purchase Plan became effective upon the completion of the Company’s initial public offering, in February 2000. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. For the years ended December 31, 2000, 2001 and 2002, 180,099, 144,000 and 44,001 shares, respectively, were purchased under the Purchase Plan with weighted average prices of $21.57, $7.31 and $6.70 per share, respectively. In December of 2002 the Purchase Plan was modified to establish the purchase price at 92% of fair market value at the date of purchase for any new enrollees of the Purchase Plan on or after December 31, 2002.

     To date, Inforte has granted options with exercise prices equal to market value on the grant date.

     In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374,000 for a performance-based option with an exercise price equal to fair market value at the time of grant. As the entire intrinsic value of this option was recorded in the fourth quarter of 2001, there will be no future expense from this option. Excluding this non-cash expense, which had no effect on income tax expense, net income would have been $1,182,329 for 2001.

     The fair value of stock options used to compute pro forma net income and pro forma net income per share is the estimated present value at grant date using the Black Scholes option pricing model for option grants issued on or after February 17, 2000 and the minimum value method on option grants issued prior to February 17, 2000. The option pricing models assumptions were:

	2000	2001	2002
Dividend yield	0%	0%	0%
Volatility	80%	80%	65%
Risk-free interest rate	5.06%–6.36%	3.75%–4.89%	2.49%–4.66%
Weighted-average expected option life (in years)	4.0	4.0	4.0

     Pro forma net income and net income (loss) per share assuming we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2002, 2001 and 2000, are disclosed in Note 2.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Lease Commitments

     Inforte leases certain office facilities under noncancelable operating leases that expire at various dates through 2006.

     At December 31, 2002, Inforte was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

2003	$2,400,400
2004	2,462,532
2005	2,475,099
2006	568,795

Total minimum lease payments	$7,906,826

     Rent expense for operating leases was $1,706,267, $3,362,463 and $2,679,019 for the years ended December 31, 2000, 2001 and 2002, respectively.

11. Benefit Plan

     Inforte sponsors a 401(k) savings plan covering all employees. Inforte has not made any matching or discretionary contributions to the plan. We do not consider administrative costs during 2000, 2001 and 2002 related to this plan to be material.

12. Common Stock in Treasury

     During 2002, Inforte repurchased 1,228,121 shares of its common stock for $10.5 million at an average price of $8.55. In total, during 2001 and 2002, Inforte repurchased 2,720,823 shares of its common stock for $25.0 million at an average price of $9.19. Inforte’s Board Of Directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of December 31, 2002 the entire amount authorized had been repurchased. The Board approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of December 31, 2002.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Results (unaudited)

     The following tables set forth certain unaudited quarterly results of operations of Inforte for 2001 and 2002. The quarterly operating results are not necessarily indicative of future results of operations.

     The net loss of $1,354,914 in the fourth quarter 2001 resulted from a non-cash, non-recurring stock compensation expense of $1,374,000 for a performance-based option with an exercise price equal to fair market value at the time of the grant. This option did not have any expense associated with it in the first three quarters of 2001, nor will there be any expense from this option after fourth quarter 2001. Excluding this non-cash expense, which had no effect on income tax expense, net income would have been $19,086 for the fourth quarter 2001 and $1,182,329 for the full year 2001.

	Three Months Ended (unaudited)
	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Revenues:
Revenue before reimbursements (net
revenue)	$14,051,153	$12,537,832	$10,600,439	$10,546,182
Reimbursements	1,739,092	1,492,821	1,526,846	1,501,082

Total revenues	15,790,245	14,030,653	12,127,285	12,047,264
Operating expenses:
Project personnel and related expenses	7,396,824	7,378,815	5,876,560	5,681,583
Reimbursed expenses	1,739,092	1,492,821	1,526,846	1,501,082
Sales and marketing	1,858,591	2,129,456	1,804,975	1,280,368
Recruiting, retention and training	924,081	709,957	596,767	638,551
Management and administrative	3,447,453	3,098,569	3,083,137	3,577,892
Non-cash, non-recurring, stock
compensation expense	—	—	—	1,374,000

Total operating expenses	15,366,041	14,809,618	12,888,285	14,053,476

Operating income (loss)	424,204	(778,965)	(761,000)	(2,006,212)
Interest income, net, and other	1,013,331	898,435	870,372	651,298

Income before income taxes	1,437,535	119,470	109,372	(1,354,914)
Income tax expense	503,134	—	—	—

Net income (loss)	$934,401	$119,470	$109,372	$(1,354,914)

Net income (loss) per share:
Diluted(1)	$0.07	$0.01	$0.01	$(0.12)

Weighted-average common shares outstanding:
Diluted	13,699,582	13,632,087	13,521,401	11,604,596

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly Financial Results (unaudited) (Continued)

	Three Months Ended (unaudited)
	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002
Revenues:
Revenue before reimbursements (net
revenue)	$9,434,014	$11,371,795	$9,606,752	$9,942,304
Reimbursements	1,467,118	1,434,779	1,341,663	1,453,458

Total revenues	10,901,132	12,806,574	10,948,415	11,395,762
Operating expenses:
Project personnel and related expenses	5,001,725	5,328,686	4,546,313	5,057,316
Reimbursed expenses	1,467,118	1,434,779	1,341,663	1,453,458
Sales and marketing	1,517,606	1,811,746	1,620,580	1,101,748
Recruiting, retention and training	374,448	356,985	294,420	196,307
Management and administrative	3,004,236	3,968,641	2,910,575	3,000,281

Total operating expenses	11,365,133	12,900,837	10,713,551	10,809,110

Operating income (loss)	(464,001)	(94,263)	234,864	586,652
Interest income, net, and other	564,329	567,828	534,867	456,849

Income before income taxes	100,328	473,565	769,731	1,043,501
Income tax expense (benefit)	(35,250)	117,493	246,314	343,740

Net income	$135,578	$356,072	$523,417	$699,761

Net income (loss) per share
Diluted	$0.01	$0.03	$0.05	$0.06

Weighted-average common shares outstanding:
Diluted	12,213,343	12,132,150	11,297,985	10,918,968

(1)	Sum of quarters does not equal year due to differences in average shares outstanding.

14. Segment Reporting

     Inforte engages in business activities in one operating segment, which provides consulting services on both a fixed-price, fixed-time frame and a time-and-materials basis. Inforte’s services are delivered to clients in North America and Europe, and Inforte’s long-lived assets are located in North America and Europe. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). During the year ended December 31, 2002, Inforte’s European operations had $8,481,492 of revenues and $9,620 of long-lived assets at December 31, 2002. During the year ended December 31, 2001, this segment had $5,022,922 of revenues and $27,782 of long-lived assets at December 31, 2001. In 2000 operating revenues and long-lived assets related to foreign operations were immaterial.

15. Changes in Securities and Use of Proceeds

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning Inforte’s directors is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information concerning Inforte’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning ownership of Inforte’s stock is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions involving Inforte’s directors and executive officers is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2003 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. CONTROLS AND PROCEEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls

     No significant changes were made in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

     Inforte’s financial statements included in Item 8 of this report are listed in the index preceding the financial statements.

Statement Schedules and Reports on Form 8-K
Financial Statement Schedules

     (i) Schedule II -- Valuation and Qualifying Accounts.

Exhibits

3.1	Certificate of Incorporation. Incorporated herein by reference to Exhibit 3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

3.3	Amended and Restated Bylaws dated January 30, 2003.

H 10.3	Amended and Restated 1995 Incentive Stock Option Plan. Incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.4	Amended and Restated 1997 Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.5	Form of Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.6	Amended and Restated 1999 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.7	Form of Director/Officer Indemnification Agreement. Incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

23.1	Consent of Independent Auditors.

99.1	Section 906 certification of the Chief Executive Officer

99.2	Section 906 certification of the Chief Financial Officer

     Management or compensatory plan or arrangement required to be filed pursuant to item 14(c) of Form 10-K.

Reports on Form 8-K

     Form 8-K filed November 5, 2002 (Item 9 Regulation FD Disclosure for reporting change in directors)

SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2003.

INFORTE CORP. By /s/ Philip S. Bligh ———————————————————————— Philip S. Bligh, Chief Executive Officer & Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip S. Bligh Philip S. Bligh	Chief Executive Officer & Chairman	March 7, 2003

/s/ Stephen C. P. Mack Stephen C. P. Mack	Chief Operating Officer, President & Director	March 7, 2003

/s/ Nick Padgett Nick Padgett	Chief Financial Officer & Director	March 7, 2003

/s/ Harvey H. Bundy, III Harvey H. Bundy, III	Director	March 7, 2003

/s/ Ray C. Kurzweil Ray C. Kurzweil	Director	March 7, 2003

/s/ Michael E. Porter Michael E. Porter	Director	March 7, 2003

/s/ Al Ries Al Ries	Director	March 7, 2003

/s/ Steven Getto Steven Getto	Controller	March 7, 2003

CERTIFICATIONS

I, Philip Bligh, certify that:

1.	I have reviewed this annual report on Form 10-K of Inforte Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 7, 2003	By:	/s/ Philip S. Bligh Philip S. Bligh, Chief Executive Officer

I, Nick Padgett, certify that:

1.	I have reviewed this annual report on Form 10-K of Inforte Corp.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 7, 2003	By:	/s/ Nick Padgett Nick Padgett, Chief Financial Officer

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

INFORTE CORP.

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Year ended December 31, 2000
Reserves and allowances deducted from asset
accounts
Allowance for doubtful accounts	$600,000	$550,000	$—	$—		$1,150,000
Year ended December 31, 2001
Reserves and allowances deducted from asset
accounts
Allowance for doubtful accounts	$1,150,000	$—	$—	$—		$1,150,000
Year ended December 31, 2002
Reserves and allowances deducted from asset
accounts
Allowance for doubtful accounts	$1,150,000	$—	$—	$550,000	*	$600,000

*	Reduction in the allowance for doubtful accounts during 2002 due to an overall reduction in business activity. Recorded as a reduction in project personnel and related expenses during 2002. This reduction was not due to any write-off of a specific customer account.

EXHIBIT INDEX

3.1	Certificate of Incorporation. Incorporated herein by reference to Exhibit 3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

3.3	Amended and Restated Bylaws dated January 30, 2003.

H 10.3	Amended and Restated 1995 Incentive Stock Option Plan. Incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.4	Amended and Restated 1997 Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.5	Form of Stock Option Agreement. Incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.6	Amended and Restated 1999 Employee Stock Purchase Plan. Incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.7	Form of Director/Officer Indemnification Agreement. Incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

23.1	Consent of Independent Auditors.

99.1	Section 906 certification of the Chief Executive Officer

99.2	Section 906 certification of the Chief Financial Officer

     Management or compensatory plan or arrangement required to be filed pursuant to item 14(c) of Form 10-K.