Form 10-Q
period 2003-03-31
INFORTE CORP
filed 2003-05-15
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes ___   No X



The number of shares outstanding of the Registrant's Common Stock as of March 31, 2003 was 10,864,925.

                                 INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

              Consolidated Balance Sheets - March 31, 2002,
              June 30, 2002, September 30, 2002, December 31, 2002
              and March 31, 2003                                               1

              Consolidated Statements of Income - Three months
              ended March 31, 2002 and 2003                                    2

              Consolidated Statements of Cash Flows - Three months
              ended March 31, 2002 and 2003                                    3

              Notes to Consolidated Financial Statements                     4-5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           6-15

Item 3.       Qualitative and Quantitative Disclosure About Market Risk       15

Item 4.       Controls and Procedures                                      15-16

PART II. Other Information

Item 1        Legal Proceedings                                               17

Item 2.       Changes in Securities and Use of Proceeds                       17

Item 3        Defaults of Senior Securities                                   17

Item 4.       Submission of Matters to a Vote of Security Holders             17

Item 5        Other Information                                               17

Item 6.       Exhibits and Reports on Form 8-K                                17

Signature                                                                     18

Certifications                                                             19-20

Exhibit 99.1  Section 906 certification of the Chief Executive Officer        21

Exhibit 99.2  Section 906 certification of the Chief Financial Officer        22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  INFORTE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     (000's)




                                                       MAR 31,     JUN 30,       SEPT 30,    DEC 31,     MAR 31,
                                                        2002        2002          2002        2002        2003
                                                      --------    --------      ---------   --------    --------
                                                    (Unaudited) (Unaudited)    (Unaudited)             (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                            $26,404     $15,295        $14,992    $19,186    $ 26,543
  Short-term marketable securities                      27,195      37,311         32,044     31,340      25,090
  Accounts receivable                                    7,251       5,576          5,388      5,100       4,160
  Allowance for doubtful accounts                       (1,000)       (850)          (700)      (600)       (575)
                                                      --------    --------      ----------   --------    --------
  Accounts receivable, net                               6,251       4,726          4,688      4,500       3,585
  Prepaid expenses and other current assets              1,434       1,454          1,435      1,099       1,353
  Interest receivable on investment securities             515         591            488        497         425
  Deferred income taxes                                  1,550       1,493          1,435      1,224       1,476
                                                      --------    --------      ----------   --------    --------
          Total current assets                          63,349      60,870         55,082     57,846      58,472

Computers, purchased software and property               3,662       3,232          3,074      2,857       2,849
Less accumulated depreciation and amortization           2,040       1,798          1,853      1,779       1,871
                                                      --------    --------      ----------   --------    --------
Computers, purchased software and property, net          1,622       1,434          1,221      1,078         978

Long-term marketable securities                         21,677      20,146         18,947     16,819      15,919
Deferred income taxes                                      482         707            629        328         336
                                                      --------    --------      ----------   --------    --------
          Total assets                                 $87,130     $83,157        $75,879    $76,071    $ 75,705
                                                      ========    ========      ==========   ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    970    $    317      $     155   $    240    $  1,443
  Income taxes payable                                     179         677            800        291         948
  Accrued expenses                                       4,110       5,060          4,941      5,195       3,475
  Accrued loss on disposal of leased property            1,059       1,524          1,395      1,126       1,012
  Deferred revenue                                       8,564       5,460          5,028      4,487       3,659
                                                      --------    --------      ----------   --------    --------
          Total current liabilities                     14,882      13,038         12,319     11,339      10,537
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  10,864,925 as of Mar. 31, 2003                            12          12             11         11          11
  Additional paid-in capital                            78,305      78,680         78,742     79,192      79,216
  Cost of common stock in treasury (2,720,823
  shares as of Mar. 31, 2003)                          (14,771)    (17,810)       (24,997)   (24,997)    (24,997)
  Retained earnings                                      8,697       9,053          9,577     10,277      10,722
  Accumulated other comprehensive income                     5         184            227        249         216
                                                      --------    --------      ----------   --------    --------
          Total stockholders' equity                    72,248      70,119         63,560     64,732      65,168
                                                      --------    --------      ----------   --------    --------
         Total liabilities and stockholders' equity   $ 87,130    $ 83,157      $  75,879   $ 76,071    $ 75,705
                                                      ========    ========      ==========   ========    ========



                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's, except per share data)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                   2002             2003
                                                                 ----------      ----------
                                                                (Unaudited)      (Unaudited)

Revenues:

  Revenue before reimbursements (net revenue)                    $  9,434         $  8,293
  Reimbursements                                                    1,467              943
                                                               ----------         --------
Total Revenue                                                      10,901            9,236

Operating expenses:
  Project personnel and related expenses                            5,002            4,346
  Reimbursed expenses                                               1,467              943
  Sales and marketing                                               1,518            1,405
  Recruiting, retention and training                                  374              142
  Management and administrative                                     3,003            2,332
                                                                ---------         --------
          Total operating expenses                                 11,364            9,168
Operating income (loss)                                              (463)              68

Interest income, net and other                                        564              421
                                                                ---------         --------
Income before income tax                                              101              489
Income tax expense (benefit)                                          (35)              44
                                                                ---------         --------
          Net income                                             $    136         $    445
                                                                =========         ========
Earnings per share:
-Basic                                                              $0.01         $   0.04
-Diluted                                                            $0.01         $   0.04

Weighted average common shares outstanding:
-Basic                                                             11,655           10,846
-Diluted                                                           12,213           10,953


                 See notes to consolidated financial statements

                                  INFORTE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                         ---------------------------
                                                            2002             2003
                                                         ----------      -----------
                                                        (Unaudited)      (Unaudited)

Cash flows from operating activities
Net income                                              $    136         $    445

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                              396              325
  Non-cash compensation                                        -              (75)
  Deferred income taxes                                       51             (260)
Changes in operating assets and liabilities
  Accounts receivable                                       (862)             915
  Prepaid expenses and other current assets                   61             (132)
  Accounts payable                                           570            1,203
  Income taxes                                                12              657
  Accrued expenses and other                                (413)          (1,834)
  Deferred revenue                                           399             (828)
                                                        --------          --------
Net cash provided by operating activities                    350              416

Cash flows from investing activities
Proceeds from marketable securities                         5,736           7,047
Purchases of property and equipment                          (61)            (158)
                                                        --------          --------
Net cash provided by investing activities                  5,675            6,889

Cash flows from financing activities
Proceeds from stock option and purchase
  plans                                                      389               99
Purchase of treasury stock                                  (211)               -
                                                        --------          --------
Net cash provided by financing activities                    178               99

Effect of changes in exchange rates on cash                   (7)             (47)
Increase in cash and cash                               --------          --------
  equivalents                                              6,196            7,357
Cash and cash equivalents, beg. of period                 20,208           19,186
                                                        --------          --------
Cash and cash equivalents, end of period                $ 26,404         $ 26,543
                                                        ========          ========


                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                                 March 31, 2003

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in Inforte's annual report Form 10-K (File No. 000-29239). The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2) NET INCOME PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.


                                                    Three Months Ended
                                                         March 31,
                                                --------------------------
                                                   2002            2003
                                                --------------------------
                                                       (unaudited)


   Basic weighted average shares                11,655,048      10,846,460
   Effect of dilutive stock options                558,295         106,245
                                                --------------------------

   Diluted common and common
     equivalent shares                          12,213,343      10,952,705
                                                ==========================


(3) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $411,497 for the three months ended March 31, 2003 and total comprehensive loss was $76,204 for the three months ended March 31, 2002.

(4) CONTINGENCIES
Inforte Corp. and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is also known as In re Inforte Corp. Initial Public Offering Securities Litigation. An amended class action complaint was filed on April 19, 2002. The amended complaint alleges violations of federal securities laws in connection with our initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under Section 11 of the Securities Act of 1933.

(5) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America and Europe. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Inforte's European operations had $2,107,509 and $1,764,538 of revenues for the three months ending March 31, 2002 and 2003, respectively. Long-lived assets were $18,031 and $8,229 as of March 31, 2002 and 2003, respectively.

(6) STOCK BASED COMPENSATION
Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options. For options issued to employees during the three months ending March 31, 2002 and 2003 no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months ended March 31, 2002 and 2003, net income and net income per share would have been as follows:


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               -----------------------------
                                                                  2002               2003
                                                               ----------        -----------
                                                               (Unaudited)       (Unaudited)

Net income, as reported                                     $       135,578     $    444,113
Deduct: Total stock-based compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                            (1,792,907)      (1,254,863)
                                                             --------------      -----------
Pro forma net income                                        $    (1,657,330)    $   (810,750)
                                                             ==============      ===========
Net income, per share:
   Basic-- as reported                                                 0.01             0.04
                                                             ==============      ===========
   Basic-- pro forma                                                  (0.14)           (0.07)
                                                             ==============      ===========
   Diluted-- as reported                                               0.01             0.04
                                                             ==============      ===========
   Diluted-- pro forma                                                (0.14)           (0.07)
                                                             ==============      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match resources with the demand during a period where information technology spending is depressed and when worldwide economic and geopolitical uncertainty is high; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals;
(iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while occasionally competing with their professional services organizations; (vi) compete with emerging alternative economic models for delivery, such as offshore development; and (vii) identify and successfully offer the solutions that clients demand, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

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

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                                          % of Net Revenue
                                                         Three months ended
                                                              March 31,
                                                          2002       2003
Revenues
  Revenue before reimbursements (net revenue)            100.0%    100.0%
  Reimbursements                                          15.6      11.4
                                                         -----     -----

Total Revenue                                            115.6     111.4
                                                         -----     -----
Operating expenses:
Project personnel and
 related expenses                                         53.0      52.4

Reimbursements                                            15.6      11.4
Sales and marketing                                       16.1      16.9
Recruiting, retention
 and training                                              4.0       1.7
Management and administrative                             31.8      28.1
                                                         -----     -----

Total operating expenses *                               120.5     110.5
                                                         -----     -----

Operating income (loss)                                   (4.9)      0.8
Interest income, net and other                             6.0       5.1
                                                         -----     -----
Pretax income                                              1.1       5.9

Income tax expense (benefit)                              (0.4)      0.5
                                                         -----     -----

Net income                                                 1.4%      5.4%
                                                         =====     =====
*Total operating expenses,
  excluding reimbursements                               104.9%     99.1%

Three months ended March 31, 2003 and 2002
------------------------------------------

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased 12% to $8.3 million for the quarter ended March 31, 2003 from $9.4 million for the quarter ended March 31, 2002. We attribute this decline in revenues to the slow growth rate of U.S. and European economies and the negative impact that economic uncertainty has had on information technology (IT) spending. These factors have depressed the market for strategic technology services since late 2000. For the quarter ended March 31, 2003, we had 24 significant clients with each of these clients contributing $1.3 million to revenue on average on an annualized basis. For the quarter ended March 31, 2002, we had 30 significant clients with each of these clients contributing $1.2 million to revenue on average on an annualized basis.

Sequentially, net revenue decreased 17% to $8.3 million in the March 2003 quarter from $9.9 million in the December 2002 quarter. This sequential decline resulted as existing projects and revenue streams ended around the end of calendar year 2002 and replacement projects and revenue streams did not begin right away at the beginning of calendar year 2003. In our first quarter 2003 earnings release on April 10, 2003, we set net revenue guidance as follows: a range of $7.5 million to $9.0 million for the second quarter 2003, $9.0 million for the third quarter 2003 and $8.5 million for each quarter beyond. We believe that revenue-driven corporate profit growth must occur before broad-based growth in IT spending resumes.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses decreased 13% to $4.3 million for the quarter ended March 31, 2003 from $5.0 million for the quarter ended March 31, 2002. These decreases resulted from reductions in consulting headcount. We employed 153 consultants on March 31, 2003, down from 191 one year earlier. Project and personnel related expenses represented 52.4% of net revenue for the quarter ended March 31, 2003, down from 53.0% in the quarter ended March 31, 2002, as billable headcount declined at a slightly greater rate than the rate of revenue decline.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased 7% to $1.4 million for the quarter ended March 2003 from $1.5 million in quarter ended March 2002. As a percent of revenue, these expenses increased to 16.9% for the quarter ended March 31, 2003 compared to 16.1% for the quarter ended March 31, 2002, as the rate of revenue decline was greater than the rate of expense decline.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resource programs; and training costs. These expenses decreased 62% to $142,000 for the quarter ended March 31, 2003 from $374,000 for the quarter ended March 31, 2002. As a percent of net revenue, these costs decreased to 1.7% in the quarter ended March 31, 2003 from 4.0% in the quarter ended March 31, 2002. The decrease in spending results primarily from lower recruiting costs and secondarily from less training activity due to lower company-wide headcount. In the current economic environment of higher unemployment, recruiting efforts require fewer expenses such as recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. Total headcount was 205 as of March 31, 2003, down from 258 as of March 31, 2002.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses decreased 22% to $2.3 million for the quarter ended March 31, 2003, from $3.0 million for the quarter ended March 31, 2002. As a percent of net revenue, management and administrative expenses were 28.1% for the quarter ended March 31, 2003, down from 31.8% for the quarter ended March 31, 2002, as management and administrative expenses declined at a greater rate than did revenue. Most management and administrative departments had lower expenses in first quarter of 2003 versus first quarter 2002 due to either lower headcount in the department or lower activity levels due to company-wide headcount declines. Management and administrative employees declined to 28 as of March 31, 2003 from 37 as of March 31, 2002. Total employees declined to 205 as of March 31, 2003 from 258 as of March 31, 2002.

Interest income, net and other. During the quarter ended March 31, 2003, interest income, net and other was $421,000, down from $564,000 for the quarter ended March 31, 2002. Sequentially, interest income, net and other declined by 8% from $457,000 in the quarter ending December 31, 2002 to $420,000 in the quarter ended March 31, 2003. These decreases were due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances as a result of Inforte's stock buyback program. Since inception of this stock buy-back program in the March 2001 quarter we have repurchased $25 million of common stock, however, there were no repurchases during the quarter ended March 31, 2003. We expect interest income, net and other to decline further to around $385,000 in second quarter 2003.

Income tax expense. Inforte's effective tax rate for the March 2003 quarter was 9.0% compared to a rate of negative 35.1% for the March 2002 quarter. The increase in the effective tax rate is a result of a higher operating income in the March 2003 quarter offset against a benefit received from a reversal of prior year provisions for state and foreign income tax exposure which are no longer relevant. Negative operating income in the March 2002 quarter resulted in a tax benefit for that quarter.

Liquidity and capital resources. Cash and cash equivalents increased from $19.1 million on December 31, 2002 to $26.5 million on March 31, 2003. Short-term marketable securities decreased from $31.3 million to $25.1 million over the same period. Long term marketable securities decreased from $16.8 million to $15.9 million during the first quarter of 2003. In total, cash and cash equivalents, short-term and long-term marketable securities increased from $67.3 million to $67.6 million from December 31, 2002 to March 31, 2003. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the March 2003 quarter, Inforte's cash flow from operations was positive $416,000 and capital expenditures were $158,000, resulting in a positive $258,000 free cash flow (cash flow from operation minus capital expenditures). Additionally, financing activities resulted in a cash inflow of $99,000 from employees participating in stock purchase and stock option plans.

During the March 2003 quarter, Inforte did not repurchase any shares of stock. Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of March 31, 2003, the entire amount authorized had been repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of March 31, 2003. At quarter end, Inforte had 10,864,925 shares outstanding and $67.6 million in cash and marketable securities, resulting in $6.22 of cash and marketable securities per basic share. As of March 31, 2003, the public float (shares not held by executive officers and directors) totaled 5.8 million shares or 53% of total outstanding shares.

Inforte believes that its current cash, cash equivalents and marketable securities will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S. and U.K. banks, high-grade commercial paper and other high quality, short-term obligations of U.S. companies. Short-term and long-term marketable securities are available-for-sale securities that are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders' equity. The cost of available-for-sale securities is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.

Contractual
Obligations                                       Payments Due by Period
-----------

                                            Total       Q2-Q4 2003           2004          2005           2006
---------------------------------------------------------------------------------------------------------------
Long-term debt                                  0                0              0             0              0
Capital lease obligations                       0                0              0             0              0
Operating leases                            6,922            1,415          2,463         2,475            569
Unconditional purchase obligations              0                0              0             0              0
Other long-term obligations                     0                0              0             0              0
Total contractual cash obligations          6,922            1,415          2,463         2,475            569


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


RISKS RELATED TO INFORTE

If we are unable to accurately forecast our quarterly revenue, our profitability may be reduced or eliminated. The level of IT spending growth by current and potential clients in recent years has become less certain. We believe the uncertainty stems from the slowing of growth in Gross Domestic Product that began in the United States in the second half of calendar 2000, in addition to the overhang that exists from large technology investments relating to Y2K and the Internet. In some cases the uncertainty has reduced the overall number and size of projects available for bid. In other cases the uncertainty has resulted in project deferrals, project scope reductions, longer decision making cycles or limited follow-on projects at existing clients. With fewer opportunities available in the market, competition on some opportunities has become more intense. While our revenue forecast methods are sophisticated and have proven accurate historically, we believe the current environment adds greater risk and uncertainty to our forecasts. If we fail to accurately forecast revenue, our actual results may differ materially from the amounts planned, and our profitability may be reduced or eliminated.

If we fail to identify and successfully transition to the latest and most demanded solutions or keep up with an evolving industry, we will not compete successfully for clients and our profits may decrease. If we fail to identify the latest solutions, or if we identify but fail to successfully transition our business to solutions with growing demand, our reputation and our ability to compete for clients and the best employees could suffer. If we cannot compete successfully for clients, our revenues may decrease. Also, if our projects do not involve the latest and most demanded solutions, they would generate lower fees. Because our market changes constantly, some of the most important challenges facing us are the need to:

        o    develop new services that meet changing customer needs;
        o identify and effectively market solutions with growing demand during a period of slower technological advancement and adoption;
        o    enhance our current services;
        o    continue to develop our strategic expertise;
        o    effectively use the latest technologies; and
        o influence and respond to emerging industry standards and other technological changes.

All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges, especially during a substantial economic slowdown when adjusting the size of the business for lower demand diverts resources and senior management's attention.

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

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and maintain profitability. If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, in the current depressed spending environment, individuals who were previously successful may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through March 31, 2003 have exercise prices of $4.76 to $71.81. The average exercise price of all options outstanding at March 31, 2003 is $13.79. Since the current market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee turnover rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce net income (loss) per share and may cause Inforte to become unprofitable.

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

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the first quarter of 2003 we had three clients that contributed 10% or more of our net revenue. These clients accounted for 40% of net revenue while the five and ten largest clients accounted for 56% and 79% respectively. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock. Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have signed more client contracts during the first and second quarters than during the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In the first quarter of 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. However, the decline in revenue during the first quarter of 2003 seems to indicate that the positive seasonal effects to date in 2003 have been offset by the continuing weakness in information technology spending. This existence of both seasonal and cyclical effects does make it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

Our expansion and growth internationally could negatively affect our business. For the quarter ended March 31, 2003, our international net revenue exceeded 20% of our total net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international net revenue going forward will likely be reduced. These risk factors, as well as others not cited here, may negatively impact our business.

As offshore development becomes accepted as a viable alternative to doing work domestically, our pricing and revenue may be negatively affected. Gradually, over the past two decades, numerous IT service firms have been founded in countries such as India, which have well-educated and technically trained English-speaking workforces available at wage rates that are only a fraction of U.S. and European wages rates. Additionally, some larger clients have established internal IT operations at offshore locations. While traditionally we have not competed with offshore development, presently this form of development is seeing rapid and increasing acceptance in the market, especially for routine and repetitive types of development. While offshore development has greater risk due to distance, geopolitical and cultural issues, we believe its lower cost advantage will likely overwhelm these risks. Inforte does not currently intend to establish offshore development capabilities as some of our competitors have done. Instead, we intend to continue our ongoing evolution toward more valued and more differentiated service offerings--including more organizational strategy, process design and organizational change consulting--which are difficult for offshore developers to replicate. If we are unable to evolve our service offerings, or if the rate of acceptance of offshore development advances even faster than we anticipate, then our pricing and our revenue may be negatively affected.

RISKS RELATED TO OUR INDUSTRY
If the rate of adoption of advanced information technology slows substantially, our revenues may decrease. We market our services primarily to firms that want to adopt information technology that provides an attractive return on investment or helps provides a sustainable competitive advantage. Our revenues could decrease if companies decide not to integrate the latest technologies into their businesses due to economic factors, governmental regulations, financial constraints or other reasons. Inforte's market research suggests that the level of information technology spending in the United States is closely linked with the growth rate of the Gross Domestic Product (GDP). The slowdown in the U.S. GDP growth rate that began in the second half of 2000 has caused a slower rate of adoption of advanced information technology by our target clients. We expect information technology spending and Inforte revenue to be highly dependent on the health of the U.S. economy. We believe that corporate revenue driven profit growth must resume for IT spending to improve. If the overall level of business capital investment remains depressed or declines, our revenue may decline further.

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

Geopolitical instability may cause our revenues to decrease. Our clients often avoid large IT spending commitments during periods of geopolitical instability and economic uncertainty. The aftermath of the war in Iraq, the possibility of terrorists attacking the United States' interests, or geopolitical concerns in other areas such as North Korea may cause clients to freeze their decision making processes. This would slow demand for our services and would negatively impact our revenue.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance. Inforte's average trading volume during the first quarter of 2003 averaged approximately 19,000 shares per day. On any particular day, Inforte's trading volume can be less than 1,000 shares, increasing the potential for volatile stock prices.

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

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of March 31, 2003 our executive officers and directors own over 47% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

        o    Philip S. Bligh        22.3%
        o    Stephen C.P. Mack      17.3%
        o    Nick Padgett            6.5%

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

Over time, the influence or control executive officers have on a stockholder vote may decrease as officers supplement below-market salaries and diversify overall equity wealth with sales of Inforte stock. As permitted by SEC Rule 10b5-1, Inforte executive officers have or may set up a predefined, structured stock trading program. The trading program allows brokers acting on behalf of company insiders to trade company stock during company blackout periods or while the insiders may be aware of material, non public information, if the transaction is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when the insider was not aware of any material, non-public information. Inforte executive officers may also trade company stock outside of plans set up under SEC Rule 10b5-1, however such trades would be subject to company blackout periods and insider trading rules.

The authorization of preferred stock, a staggered board of directors and supermajority voting requirements will make a takeover attempt more difficult, even if the takeover would be favorable for stockholders. Inforte's certificate of incorporation and bylaws may have the effect of deterring, delaying or preventing a change in control of Inforte. For example, our charter documents provide for:

        o the ability of the board of directors to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
        o the inability of our stockholders to act by written consent or to call a special meeting; advance notice provisions for stockholder proposals and nominations to the board of directors;
        o a staggered board of directors, with three-year terms, which will lengthen the time needed to gain control of the board of directors; and;
        o supermajority voting requirements for stockholders to amend provisions of the charter documents described above.

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

Inforte has a large cash and marketable securities balance that generates substantial interest income relative to its size. During 2002 and year-to-date in 2003, the majority of Inforte's pretax income was from interest income. A drop in short-term market interest rates will have a significant impact on Inforte's ability to be profitable as interest income drops. Thus, a drop in short-term market interest rates will increase the revenue level required to be profitable, and increases the risk that Inforte will lose money.

Item 4. CONTROLS AND PROCEDURES

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

Changes in Control Procedures
No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Inforte Corp. and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is also known as In re Inforte Corp. Initial Public Offering Securities Litigation. An amended class action complaint was filed on April 19, 2002. The amended complaint alleges violations of federal securities laws in connection with our initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under Section 11 of the Securities Act of 1933.

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

(b) Reports on Form 8-K

In a Report on Form 8-K filed on April 10, 2003, Inforte reported, under Item 12, "Results of Operation and Financial Condition," the issuance of a release regarding earnings for the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                Inforte Corp.

                                       By:   /s/ Nick Padgett
May 14, 2003                              ---------------------------------
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

                                          By: /s/ Philip S. Bligh
May 14, 2003                              ---------------------------------
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

                                          By: /s/ Nick Padgett
May 14, 2003                              ---------------------------------
                                                  Nick Padgett,
                                             Chief Financial Officer



22