Form 10-Q
period 2003-06-30
INFORTE CORP
filed 2003-08-14
CIK 1099944

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   Form 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes __   No X



The number of shares outstanding of the Registrant's Common Stock as of June 30, 2003 was 10,905,101.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

              Consolidated Balance Sheets - June 30, 2002,
              September 30, 2002, December 31, 2002, March 31, 2003
              and June 30, 2003                                                1

              Consolidated Statements of Income - Three months and
              six months ended June 30, 2002 and 2003                          2

              Consolidated Statements of Cash Flows - Three months
              and six months ended June 30, 2002 and 2003                      3

              Notes to Consolidated Financial Statements                     4-6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-15

Item 3.       Qualitative and Quantitative Disclosure About Market Risk       16

Item 4.       Controls and Procedures                                         16

PART II. Other Information

Item 1        Legal Proceedings                                               17

Item 2.       Changes in Securities and Use of Proceeds                       17

Item 3        Defaults of Senior Securities                                   17

Item 4.       Submission of Matters to a Vote of Security Holders             17

Item 5        Other Information                                               18

Item 6.       Exhibits and Reports on Form 8-K                                18

Signature                                                                     19

Exhibit 31    Section 302 certification of the Chief Executive Officer        20

Exhibit 31    Section 302 certification of the Chief Financial Officer        21

Exhibit 32    Section 906 certification of the Chief Executive Officer
              and Chief Financial Officer                                     22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  INFORTE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     (000's)




                                                        JUN 30,     SEPT 30,     DEC 31,     MAR 31,        JUN 30,
                                                          2002         2002       2002        2003           2003
                                                       --------    --------     --------    ---------      ----------
                                                      (Unaudited) (Unaudited)              (Unaudited)    (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                            $ 15,295    $ 14,992     $ 19,186    $ 26,543      $ 30,167
  Short-term marketable securities                       37,311      32,044       31,340      25,090        16,854
  Accounts receivable                                     5,576       5,388        5,100       4,160         4,499
  Allowance for doubtful accounts                          (850)       (700)        (600)       (575)         (550)
                                                       --------    --------     --------    --------      --------
  Accounts receivable, net                                4,726       4,688        4,500       3,585         3,949
  Prepaid expenses and other current assets               1,454       1,435        1,099       1,353         1,223
  Interest receivable on investment securities              591         488          497         425           404
  Deferred income taxes                                   1,493       1,435        1,224       1,476         1,203
                                                       --------    --------     --------    --------      --------
          Total current assets                           60,870      55,082       57,846      58,472        53,800

Computers, purchased software and property                3,232       3,074        2,857       2,849         2,278
Less accumulated depreciation and amortization            1,798       1,853        1,779       1,871         1,440
                                                       --------    --------     --------    --------      --------
Computers, purchased software and property, net           1,434       1,221        1,078         978           838

Long-term marketable securities                          20,146      18,947       16,819      15,919        19,268
Deferred income taxes                                       707         629          328         336           352
                                                       --------    --------     --------    --------      --------

          Total assets                                 $ 83,157    $ 75,879     $ 76,071    $ 75,705        74,258
                                                       ========    ========     ========    ========      ========


            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $    317    $    155     $    240    $  1,443      $    471
  Income taxes payable                                      677         800          291         948           585
  Accrued expenses                                        5,060       4,941        5,195       3,475         3,193
  Accrued loss on disposal of leased property             1,524       1,395        1,126       1,012           924
  Deferred revenue                                        5,460       5,028        4,487       3,659         3,229
                                                       --------    --------     --------    --------      --------
          Total current liabilities                      13,038      12,319       11,339      10,537         8,402
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  10,905,101 as of Jun. 30, 2003                             12          11           11          11            11
  Additional paid-in capital                             78,680      78,742       79,192      79,216        79,427
  Cost of common stock in treasury (2,720,823
  shares as of Jun. 30, 2003)                           (17,810)    (24,997)     (24,997)    (24,997)      (24,997)
  Retained earnings                                       9,053       9,577       10,277      10,722        11,182
  Accumulated other comprehensive income                    184         227          249         216           233
                                                       --------    --------     --------    --------      --------
          Total stockholders' equity                     70,119      63,560       64,732      65,168        65,856
                                                       --------    --------     --------    --------      --------
         Total liabilities and stockholders' equity    $ 83,157    $ 75,879     $ 76,071    $ 75,705      $ 74,258
                                                       ========    ========     ========    ========      ========


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's, except per share data)


                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                  --------------------------      -------------------------
                                                     2002            2003             2002         2003
                                                  ----------       ---------      -----------    ----------
                                                  (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)

Revenues:

  Revenue before reimbursements (net revenue)       $11,372          $8,081         $20,806        $16,374
  Reimbursements                                      1,435           1,102           2,902          2,045
                                                  ---------        --------        --------      ---------
Total Revenue                                        12,807           9,183          23,708         18,419

Operating expenses:
  Project personnel and related expenses              5,329           3,971          10,331          8,317
  Reimbursed expenses                                 1,435           1,102           2,902          2,045
  Sales and marketing                                 1,812           1,257           3,330          2,662
  Recruiting, retention and training                    357             151             731            293
  Management and administrative                       3,969           2,590           6,972          4,922
                                                   --------        --------        --------      ---------
          Total operating expenses                   12,902           9,071          24,266         18,239

Operating income (loss)                                 (95)            112            (558)           180

Interest income, net and other                          568             406           1,132            827
                                                  ---------       ---------       ---------      ---------
Income before income tax                                473             518             574          1,007
Income tax expense                                      117              58              82            102
                                                  ---------       ---------       ---------      ---------
          Net income                                   $356            $460            $492           $905
                                                  =========       =========       =========     ==========


Earnings per share:
-Basic                                                $0.03           $0.04           $0.04          $0.08
-Diluted                                              $0.03           $0.04           $0.04          $0.08

Weighted average common shares outstanding:
-Basic                                               11,745          10,879          11,700         10,863
-Diluted                                             12,132          10,979          12,173         10,964


                 See notes to consolidated financial statements

                                  INFORTE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)


                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                June 30,                     JUNE 30,
                                                      --------------------------    -------------------------
                                                         2002          2003             2002         2003
                                                      ----------     -----------    ----------    ----------
                                                      (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)

Cash flows from operating activities                 $    356       $     460       $     492         $  905
Net income

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                           396             336             792            661
  Non-cash compensation                                     -               -               -            (75)
  Deferred income taxes                                  (168)            257            (117)            (3)

Changes in operating assets and liabilities
  Accounts receivable                                   1,525            (364)            663            551
  Prepaid expenses and other current assets               (96)            151             (35)            19
  Accounts payable                                       (653)           (972)            (83)           231
  Income taxes                                            498            (363)            510            294
  Accrued expenses and other                            1,396            (370)            983         (2,204)
  Deferred revenue                                     (3,104)           (430)         (2,705)        (1,258)
                                                    ---------        --------       ---------      ---------
Net cash provided by (used in) operating
  activities                                              150          (1,295)            500           (879)

Cash flows from investing activities
Proceeds from marketable securities                    (8,602)          4,626          (2,866)        11,673
Purchases of property and equipment                      (101)            (49)           (162)          (207)
                                                    ---------        --------       ---------     - --------
Net cash provided by (used in) investing
  activities                                           (8,703)          4,577          (3,028)        11,466

Cash flows from financing activities
Proceeds from stock option and purchase
  plans                                                   375             211             764            310
Purchase of treasury stock                             (3,020)              -          (3,231)             -
                                                     --------        --------       ---------      ---------
Net cash provided by (used in) financing
  activities                                           (2,645)            211          (2,467)           310
                                                    ---------        --------       ---------      ---------
Effect of changes in exchange rates on cash                89             131              82             84
Increase (decrease) in cash and cash
  equivalents                                         (11,109)          3,624          (4,913)        10,981
Cash and cash equivalents, beg. of period              26,404          26,543          20,208         19,186
                                                    ---------       ---------       ---------      ---------
Cash and cash equivalents, end of period              $15,295         $30,167         $15,295        $30,167
                                                    =========      ==========       =========      =========



                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                                  June 30, 2003

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in Inforte's annual report Form 10-K (File No. 000-29239). The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2) NET INCOME PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                      June 30,
                                                       --------------------------    --------------------------
                                                          2002            2003          2002            2003
                                                       --------------------------    --------------------------
                                                              (unaudited)                    (unaudited)


   Basic weighted average shares                       11,745,014      10,879,215    11,700,279      10,862,928
   Effect of dilutive stock options                       387,136          99,588       472,407         101,017
                                                       --------------------------    --------------------------

   Diluted common and common
     equivalent shares                                 12,132,150      10,978,803    12,172,686      10,963,945
                                                       ==========================    ==========================

(3) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $476,816 and $888,313 for the three and six months ended June 30, 2003 and $535,946 and $459,741 for the three and six months ended June 30, 2002.

(4) CONTINGENCIES
Inforte and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the "Case"). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "Multiple IPO Litigation"). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte's initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under
Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under Section 11 of the Securities Act of 1933.

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with (according to published reports) most of the defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approvals of the court and the issuers' insurers.

Inforte was informed on the afternoon of July 28, 2003 of a lawsuit captioned Braun Consulting, Inc. v. Inforte Corporation and Scott A. Stawski, filed in the Circuit Court of Cook County, Illinois. Braun Consulting, Inc. ("Braun") has alleged that Inforte intentionally interfered with Mr. Stawski's employment agreement with Braun and aided and abetted Mr. Stawski's alleged breach of his employment agreement and alleged misappropriation of Braun's trade secrets. Braun is seeking injunctive relief and an unspecified amount of money damages. Inforte intends to vigorously defend the action.


(5) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America and Europe. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Inforte's European operations had $3,353,147 and $4,614,203 of revenues for the six months ending June 30, 2003 and 2002, respectively, and $1,588,609 and $2,506,694 of revenues for the three months ending June 30, 2003 and 2002, respectively. Long-lived assets were $52,386 and $116,790 as of June 30, 2003 and 2002, respectively.

(6) STOCK BASED COMPENSATION
Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options. For options issued to employees during the three and the six months ending June 30, 2002 and 2003 no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and the six months ended June 30, 2002 and 2003, net income and net income per share would have been as follows:

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                                --------------------------       ---------------------------
                                                    2002          2003              2002           2003
                                                ----------      ----------       ----------       ----------
                                                (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)

Net income, as reported                         $  356,072      $   460,275       $  491,650      $  904,388
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                            (992,520)      (1,345,809)      (2,785,427)     (2,600,672)
                                                 ---------       ----------      -----------      ----------
Pro forma net loss                              $ (636,448)      $ (885,534)     $(2,293,778)    $(1,696,284)
                                                ==========       ==========       ==========      ==========

Net income, per share:
   Basic-- as reported                                0.03             0.04             0.04            0.08
                                                ==========       ==========       ==========      ==========
   Basic-- pro forma                                 (0.05)           (0.08)           (0.20)          (0.16)
                                                ==========       ==========       ==========      ==========
   Diluted-- as reported                              0.03             0.04             0.04            0.08
                                                ==========       ==========       ==========      ==========
   Diluted-- pro forma                               (0.05)           (0.08)           (0.20)          (0.16)
                                                ==========       ==========       ==========      ==========

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

Overview

Inforte is a customer strategy and solutions consultancy that helps clients improve customer interactions, revenue forecasting and profitability. Inforte creates strategies and implements technology solutions that enhance visibility, optimize customer and channel profitability, and integrate demand information with supply and resource planning processes. Inforte has applied a client advocacy approach and rigorous delivery methodologies to help garner references from 100 percent of its Global 2000 client base. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta, Dallas, London, Los Angeles, New York and San Francisco.

We perform professional services on both a fixed-price and a time-and-materials basis. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days, which we perform on a fixed-price basis. This work enables us to determine with our clients the scope of successive phases for design and implementation, which in total generally last three to nine months, and to decide whether we will perform these additional phases for a fixed price or on a time-and-materials basis. Whether we use fixed pricing or time-and-material pricing depends upon our assessment of the project's risk, how precisely our clients are able to define the scope of activities they wish us to perform and client preference. Fixed prices are based on estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We typically ask clients to pay 25%-50% of our fixed-price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs. We typically bill the remainder in advance of the work.


RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                                  % of Net Revenue      % of Net Revenue
                                                 Three Months Ended     Six Months Ended
                                                      June 30,              June 30,
                                                   2002      2003       2002      2003

Revenues
  Revenue before reimbursements (net revenue)     100.0%    100.0%     100.0%    100.0%
  Reimbursements                                   12.6      13.6       13.9      12.5
                                                  -----     -----      -----     -----

Total Revenue                                     112.6     113.6      113.9     113.6
                                                  -----     -----      -----     -----

Operating expenses:
Project personnel and
 related expenses                                  46.9      49.1       49.7      50.8

Reimbursements                                     12.6      13.6       13.9      12.5
Sales and marketing                                15.9      15.6       16.0      16.3
Recruiting, retention
 and training                                       3.1       1.9        3.5       1.8
Management and administrative                      34.9      32.1       33.5      30.1
                                                  -----     -----      -----     -----

Total operating expenses *                        113.5     112.3      116.6     111.4
                                                  -----     -----      -----     -----

Operating income (loss)                            (0.8)      1.4       (2.7)      1.1
Interest income, net and other                      5.0       5.0        5.4       5.1
                                                  -----     -----      -----     -----
Pretax income                                       4.2       6.4        2.8       6.1

Income tax expense                                  1.0       0.7        0.4       0.6
                                                  -----     -----      -----     ----

Net income                                          3.1%      5.7%       2.4%      5.5%
                                                  =====     =====      =====     =====


*Total operating expenses,
  excluding reimbursements                        100.8%     98.6%     102.7%     98.9%


Six and three months ended June 30, 2003 and 2002
-------------------------------------------------

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased 29% to $8.1 million for the quarter ended June 30, 2003 from $11.4 million for the quarter ended June 30, 2002. Net revenue decreased 21% to $16.4 million for the six months ended June 30, 2003 from $20.8 million for the six months ended June 30, 2002. We attribute this decline in revenues to the slow growth rate of U.S. and European economies and the negative impact that economic uncertainty has had on information technology (IT) spending. These factors have depressed the market for strategic technology services since late 2000. For the quarter ended June 30, 2003, we had 23 significant clients with each of these clients contributing $1.4 million to revenue on average on an annualized basis. For the quarter ended June 30, 2002, we had 30 significant clients with each of these clients contributing $1.5 million to revenue on average on an annualized basis.

Sequentially, net revenue of $8.1 million in the June 2003 quarter was similar to net revenue of $8.3 million in the March 2003 quarter. We believe that revenue-driven corporate profit growth must occur before broad-based growth in IT spending resumes.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses decreased 25% to $4.0 million for the quarter ended June 30, 2003 from $5.3 million for the quarter ended June 30, 2002. These decreases resulted from reductions in consulting headcount. Year to date, project personnel and related expenses were $8.3 million, a 19% decline from $10.3 million for the first six months of 2002. We employed 144 consultants on June 30, 2003, down from 186 one year earlier. Project and personnel related expenses represented 49.1% of net revenue for the quarter ended June 30, 2003, up from 46.9% in the quarter ended June 30, 2002, as revenue declined at a greater rate than billable headcount. Similarly, for the six months ended June 30, 2003, project personnel and related expenses represented 50.8% of net revenue up from 49.7% in the prior year period.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased 31% to $1.3 million, or 15.6% of net revenue, for the quarter ended June 30, 2003 from $1.8 million, or 15.9% of net revenue, in quarter ended June 30, 2002. This percentage decline was similar to the decline in net revenue. Sales and marketing expenses decreased by 20% to $2.7 million for the six months ended June 30, 2003 from $3.3 million for the six months ended June 30, 2002. Year to date, sales and marketing expenses were 16.0% of net revenue which is consistent with 16.3% of net revenue for the six months ended June 30, 2002.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resource programs; and training costs. These expenses decreased 58% to $151,000 for the quarter ended June 30, 2003 from $357,000 for the quarter ended June 30, 2002. As a percent of net revenue, these costs decreased to 1.9% in the quarter ended June 30, 2003 from 3.1% in the quarter ended June 30, 2002. Year to date, recruiting, retention and training costs fell by 60% from $731,000 for the six months ended June 30, 2002 to $294,000 for the six months ended June 30, 2003. As a percent of net revenue, these costs decreased to 1.8% in the six months ended June 30, 2003 from 3.5% for the six months ended June 30, 2002. The decrease in spending results primarily from lower recruiting costs and secondarily from less human resources spending due to lower company-wide headcount. In the current economic environment of higher unemployment, recruiting efforts require fewer expenses such as recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. Total headcount was 193 as of June 30, 2003, down from 257 as of June 30, 2002.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses decreased 35% to $2.6 million for the quarter ended June 30, 2003, from $4.0 million for the quarter ended June 30, 2002. As a percent of net revenue, management and administrative expenses were 32.1% for the quarter ended June 30, 2003, down from 34.9% for the quarter ended June 30, 2002, as management and administrative expenses declined at a greater rate than did revenue. Year to date, management and administrative expenses fell 29% to $4.9 million for the six months ended June 30, 2003 from $7.0 million for the six months ended June 30, 2002. As a percent of revenue, management and administrative expenses fell to 30.1% for the six months ended June 30, 2003 from 33.5% for the six months ended June 30, 2002. Lower management and administrative expenses for both the three months and the six months ending June 30, 2003 were due to expense declines in three areas: fewer non-billable personnel in solution development roles, lower facilities expenses as leases for vacated space were expensed in the first half of 2002, and lower information technology costs from declining depreciation and telecom expense.

Interest income, net and other. During the quarter ended June 30, 2003, interest income, net and other was $406,000, down from $568,000 for the quarter ended June 30, 2002. Sequentially, interest income, net and other declined by 3% from $421,000 in the quarter ending March 31, 2002 to $406,000 in the quarter ended June 30, 2003. These decreases were due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances as a result of Inforte's stock buyback program. We expect interest income, net and other to decline further to around $255,000 in the third quarter of 2003 due to the continuing process of reinvesting maturing securities at lower interest rates.

Income tax expense. Inforte's effective tax rate for the June 2003 quarter was 11.2% compared to a rate of 24.7% for the June 2002 quarter. The decrease in the effective income tax rate primarily results from our reduction of income tax expense by $125,000 to account for an estimated reduction of income tax liabilities, offset in part by a drop in the second quarter of 2003 tax-exempt interest income as a percentage of pretax book income. The year to date June 30, 2003 effective tax rate was 10.1% as compared to 14.3% for the same period in 2002. During the year-to-date period to June 30, 2003 we reduced income tax expense by $250,000 to account for an estimated reduction of income tax liabilities. This reduction of the effective tax rate for the six months ended June 30, 2003 occurred despite taxes on positive operating income instead of a tax benefit from an operating loss in the prior year period.

Liquidity and capital resources. Cash and cash equivalents increased from $26.5 million on March 31, 2003 to $30.2 million on June 30, 2003. Short-term marketable securities decreased from $25.1 million to $16.9 million over the same period. Long-term marketable securities increased from $15.9 million to $19.3 million during the second quarter of 2003. In total, cash and cash equivalents, short-term and long-term marketable securities decreased from $67.6 million to $66.3 million from March 31, 2003 to June 30, 2003. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the June 2003 quarter, Inforte's cash flow from operations was negative $1.3 million and capital expenditures were $49,000, resulting in a negative $1.3 million free cash flow (cash flow from operation minus capital expenditures). Additionally, financing activities resulted in a cash inflow of $211,000 from employees participating in stock purchase and stock option plans.

For the six month period ending June 30, 2003, cash and cash equivalents rose by $11.1 million from $19.1 million on December 31, 2002 to $30.2 million on June 30, 2003. Short-term marketable securities fell by $14.5 million from $30.3 million on December 31, 2002 to $16.9 million on June 30, 2003. Long-term marketable securities increased by $2.5 million from $16.8 million on December 31, 20002 to $19.3 million on June 30, 2003.

Cash flow from operations for the six months ending June 30, 2003 was negative $879,000. Capital expenditure for the six months ending June 30, 2003 was $207,000, resulting in a free cash flow of negative $1.1 million. Additionally, financing activities resulted in a cash inflow of $310,000 from employee participating in stock purchase and stock option plans.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002, the entire amount authorized was repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of June 30, 2003. At quarter end, Inforte had 10,905,101 shares outstanding and $66.3 million in cash and marketable securities, resulting in $6.08 of cash and marketable securities per basic share. As of June 30, 2003, the public float (shares not held by executive officers and directors) totaled 5.8 million shares or 54% of total outstanding shares.

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

Contractual
-----------
Obligations
-----------                                        Payments Due by Period

                                            Total       Q3-Q4 2003           2004          2005           2006
--------------------------------------------------------------------------------------------------------------
Long-term debt                                  0                0              0             0              0
Capital lease obligations                       0                0              0             0              0
Operating leases                            6,710            1,203          2,463         2,475            569
Unconditional purchase
obligations                                     0                0              0             0              0
Other long-term
obligations                                     0                0              0             0              0
Total contractual cash
obligations                                 6,710            1,203          2,463         2,475            569


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

If we fail to identify and successfully transition to the latest and most demanded solutions or keep up with an evolving industry, we will not compete successfully for clients and our profits may decrease. If we fail to identify the latest solutions, or if we identify but fail to successfully transition our business to solutions with growing demand, our reputation and our ability to compete for clients and the best employees could suffer. If we cannot compete successfully for clients, our revenues may decrease. Also, if our projects do not involve the latest and most demanded solutions, they would generate lower fees. Because our market changes constantly, some of the most important challenges facing us are the need to:

        o    develop new services that meet changing customer needs;
        o identify and effectively market solutions with growing demand during a period of slower technological advancement and adoption;
        o    enhance our current services;
        o    continue to develop our strategic expertise; and
        o    effectively use the latest technologies.

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

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and maintain profitability. If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, in the current depressed spending environment, individuals who were previously successful may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. If key employee turnover rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of cash or stock compensation. These actions would reduce net income per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated. If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive free cash flow. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased by 100% or more for seven consecutive years, reaching $63.8 million in 2000. As a result of the current depressed IT spending environment and overcapacity in our industry however, net revenue has declined in each of the last two years, dropping to $40.4 million in 2002, and is likely to decline again in 2003. If the level of client spending declines further, we may not be profitable or achieve positive free cash flow. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected. We currently have marketing relationships with software vendors such as Siebel Systems. Although we have historically received a large number of business leads from numerous software vendors to implement their products, they are not required to refer business to us and either party may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues. Historically our software partners have primarily relied on licensing fees and maintenance contracts to generate revenue. However, more recently as software licensed sales have declined, software vendors have sought to supplement their revenue through increased implementation services for their software. This business strategy puts us in competition with our software partners on some deals, reducing client leads and our ability to develop new clients and revenue.

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

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the second quarter of 2003 we had three clients that contributed 10% or more of our net revenue. These clients accounted for 47% of net revenue while the five and ten largest clients accounted for 61% and 81% respectively. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

If we estimate incorrectly the time required to complete our projects, we could lose money on fixed-price contracts. Historically, a majority of our contracts are fixed-price contracts, rather than contracts in which the client pays us on a time-and-materials basis. We must estimate the number of hours and the materials required before entering into a fixed-price contract. Our future success will depend on our ability to continue to set rates and fees accurately and to maintain targeted rates of employee utilization and project quality. If we fail to accurately estimate the time and the resources required for a project, any required increase in the time and resources to complete the project could cause our profits to decline.

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock. Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have signed more client contracts during the first and second quarters than during the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In the first quarter of 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. However, the declines in revenue during the first half of 2003 seem to indicate that the positive seasonal effects to date in 2003 have been offset by the continuing weakness in information technology spending. This existence of both seasonal and cyclical effects does make it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

Our expansion and growth internationally could negatively affect our business. For the quarter ended June 30, 2003, our international net revenue was 20% of our total net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international net revenue going forward will likely be reduced. These risk factors, as well as others not cited here, may negatively impact our business.

As offshore development becomes accepted as a viable alternative to doing work domestically, our pricing and revenue may be negatively affected. Gradually, over the past several decades, numerous IT service firms have been founded in countries such as India, which have well-educated and technically trained English-speaking workforces available at wage rates that are only a fraction of U.S. and European wages rates. Additionally, some larger clients have established internal IT operations at offshore locations. While traditionally we have not competed with offshore development, presently this form of development is seeing rapid and increasing acceptance in the market, especially for routine and repetitive types of development. While offshore development has greater risk due to distance, geopolitical and cultural issues, we believe its lower cost advantage will likely overwhelm these risks. Inforte does not currently intend to establish offshore development capabilities as some of our competitors have done. Instead, we intend to continue our ongoing evolution toward more valued and more differentiated service offerings--including more organizational strategy, process design and organizational change consulting--which are difficult for offshore developers to replicate. In addition, where we need to offer clients a low-cost delivery option, we intend to partner with established offshore firms. If we are unable to evolve our service offerings, if we are unable to partner successfully with offshore firms, or if the rate of acceptance of offshore development advances even faster than we anticipate, then our pricing and our revenue may be negatively affected.

Recent changes in the executive team and strategic modifications in business structure could lead to inferior financial results if this transition does not occur smoothly. On July 25, 2003 Inforte filed a Form 8-K with the Securities and Exchange Commission announcing strategic changes for growth which, among other things, included simplification of the current business structure and changes in Inforte's executive management team. Should these changes adversely affect relationships with current partners and clients or lead to higher turnover rates, we may be unable to maintain the present level of profitability.

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline. We have already switched some supplier relationships to mitigate these cost increases, and other relationships, including our audit and tax advisor relationship, are under review. A switch in our audit relationship may be perceived negatively by investors and could cause our stock price to fall.

RISKS RELATED TO OUR INDUSTRY

If the rate of adoption of advanced information technology slows further, our revenues may decrease further. We market our services primarily to firms that want to adopt information technology that provides an attractive return on investment or helps provides a sustainable competitive advantage. Our revenues could continue to decrease if companies remain reticent to integrate the latest technologies into their businesses due to economic factors, governmental regulations, financial constraints or other reasons. Inforte's market research suggests that the level of information technology spending in the United States is closely linked with the growth rate of the Gross Domestic Product (GDP). The slowdown in the U.S. GDP growth rate that began in the second half of 2000 has caused a slower rate of adoption of advanced information technology by our target clients. We expect information technology spending and Inforte revenue to be highly dependent on the health of the U.S. economy. We believe that corporate revenue driven profit growth must resume for IT spending to improve. If the overall level of business capital investment remains depressed or declines, our revenue may decline further.

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

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance. Inforte's average trading volume during the second quarter of 2003 averaged approximately 34,000 shares per day. On any particular day, however, Inforte's trading volume can be less than 1,000 shares, increasing the potential for volatile stock prices.

Volatility of our stock price could result in expensive class action litigation. If our common stock suffers from volatility like the securities of other technology companies, we have a greater risk of further securities class action litigation claims. We have had one such claim to date. Litigation could result in substantial costs and could divert our resources and senior management's attention. This could harm our productivity and profitability.

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of June 30, 2003 our executive officers and directors own over 46% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

        o        Philip S. Bligh        22.2%
        o        Stephen C.P. Mack      16.9%
        o        Nick Padgett            6.5%

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

On July 25, 2003, we announced that Nick Padgett was resigning his executive officer and director duties effective October 10, 2003. As a result of this change, Mr. Padgett has sold and may continue to sell some portion of his Inforte holdings, as we discussed on our July 28, 2003 investor conference call.

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

Inforte has a large cash and marketable securities balance that generates substantial interest income. During 2002 and year-to-date in 2003, the majority of Inforte's pretax income was from interest income. Declining short-term market interest rates will have a significant impact on Inforte's profitability as interest income drops. Thus, a drop in short-term market interest rates will increase the revenue level required to be profitable, and increases the risk that Inforte will lose money.

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Control Procedures
No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Inforte and Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the "Case"). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "Multiple IPO Litigation"). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte's initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under Section 11 of the Securities Act of 1933.

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with (according to published reports) most of the defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approvals of the court and the issuers' insurers.

Inforte was informed on the afternoon of July 28, 2003 of a lawsuit captioned Braun Consulting, Inc. v. Inforte Corporation and Scott A. Stawski, filed in the Circuit Court of Cook County, Illinois. Braun Consulting, Inc. ("Braun") has alleged that Inforte intentionally interfered with Mr. Stawski's employment agreement with Braun and aided and abetted Mr. Stawski's alleged breach of his employment agreement and alleged misappropriation of Braun's trade secrets. Braun is seeking injunctive relief and an unspecified amount of money damages. Inforte intends to vigorously defend the action.


Item 2. Changes in Securities and Use of Proceeds
              None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders

Inforte held its Annual Meeting of Stockholders on April 30, 2003. For more information on the following proposals, refer to the company's proxy statement dated March 22, 2003, the relevant portions of which are incorporated herein by reference.


(1) The stockholders elected (i) each of the three class III director nominees to the Board of Directors, each for a three-year term until the 2006 annual stockholders' meeting, and (ii) a single class II director nominee to the Board of Directors, for a remaining two-year term until the 2005 annual stockholders' meeting:

    DIRECTOR           CLASS        FOR                 AGAINST
-----------------     -------    ----------            ---------
Philip S. Bligh         III      9,015,251                2,160
Harvey H. Bundy III     III      8,887,539              129,872
Philip Kotler           III      9,015,351                2,060
John Morphy              II      9,015,351                2,060


(2) The stockholders ratified the appointment of Ernst & Young LLP as independent certified public accountants of the company:

For                                            9,016,609
Against                                              526
Abstain                                              275
                                             -----------
Total                                          9,222,911

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

            Exhibit Number         Exhibit
            --------------         -------

            31 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

            31 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934.

            32 Written statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(b) Reports on Form 8-K

In a Report on Form 8-K filed on July 14, 2003, Inforte reported, under Item 12, "Results of Operation and Financial Condition," the issuance of a release regarding earnings for the second quarter of 2003.

In a Report on Form 8-K filed on July 25, 2003, Inforte reported, under Item 9, certain strategic changes for growth and changes in the executive team.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Inforte Corp.

                              By:        /s/ Nick Padgett
August 14, 2003                   ----------------------------------------------
                                             Nick Padgett,
                                         Chief Financial Officer




19