Form 10-Q
period 2003-09-30
INFORTE CORP
filed 2003-11-12
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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



The number of shares outstanding of the Registrant's Common Stock as of September 30, 2003 was 10,945,512.

                                  INFORTE CORP.

                                      INDEX


                                                                        Page No.
                                                                        -------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

              Consolidated Balance Sheets - September 30, 2002,
              December 31, 2002, March 31, 2003, June 30, 2003
              and September 30, 2003                                        3

              Consolidated Statements of Income - Three months and
              nine months ended September 30, 2002 and 2003                 4

              Consolidated Statements of Cash Flows - Three months
              and nine months ended September 30, 2002 and 2003             5

              Notes to Consolidated Financial Statements                    6-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-17

Item 3.       Qualitative and Quantitative Disclosure About Market Risk     18

Item 4.       Controls and Procedures                                       18

PART II. Other Information

Item 1        Legal Proceedings                                             19

Item 2.       Changes in Securities and Use of Proceeds                     19

Item 3        Defaults of Senior Securities                                 19

Item 4.       Submission of Matters to a Vote of Security Holders           19

Item 5        Other Information                                             19

Item 6.       Exhibits and Reports on Form 8-K                              20

Signature                                                                   21

Exhibit 31    Section 302 certification of the Chief Executive Officer      22

Exhibit 31    Section 302 certification of the Chief Financial Officer      23

Exhibit 32    Section 906 certification of the Chief Executive Officer
              and Chief Financial Officer                                   24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  INFORTE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     (000's)



                                                       SEPT 30,       DEC 31,     MAR 31,      JUN 30,    SEPT 30,
                                                         2002          2002        2003         2003        2003
                                                       --------      --------    --------     --------    --------
                                                      (Unaudited)               (Unaudited)  (Unaudited) (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                           $ 14,992        $ 19,186    $ 26,543   $ 30,167     $ 22,114
  Short-term marketable securities                      32,044          31,340      25,090     16,854       27,866
  Accounts receivable                                    5,388           5,100       4,160      4,499        5,094
  Allowance for doubtful accounts                         (700)           (600)       (575)      (550)        (525)
                                                      --------        --------    --------   --------     --------
  Accounts receivable, net                               4,688           4,500       3,585      3,949        4,569
  Prepaid expenses and other current assets              1,435           1,099       1,353      1,223        1,009
  Interest receivable on investment
    securities                                             488             497         425        404          469
  Deferred income taxes                                  1,435           1,224       1,476      1,203          953
                                                      --------        --------    --------   --------     --------
          Total current assets                          55,082          57,846      58,472     53,800       56,980

Computers, purchased software and property               3,074           2,857       2,849      2,278        2,091
Less accumulated depreciation and amortization           1,853           1,779       1,871      1,440        1,334
                                                      --------         --------   --------   --------     --------
Computers, purchased software and property, net          1,221           1,078         978        838          757

Long-term marketable securities                         18,947          16,819      15,919     19,268       17,237
Deferred income taxes                                      629             328         336        352          350
                                                      --------        --------    --------   --------     --------
          Total assets                                $ 75,879          76,071      75,705     74,258       75,324
                                                      ========        ========    ========   ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $    155         $   240       1,443        471          887
  Income taxes payable                                     800             291         948        585          357
  Accrued expenses                                       4,941           5,195       3,475      3,193        3,312
  Accrued loss on disposal of
    leased property                                      1,395           1,126       1,012        924          681
  Deferred revenue                                       5,028           4,487       3,659      3,229        3,539
                                                      --------        --------    --------   --------     --------
          Total current liabilities                     12,319          11,339      10,537      8,402        8,776
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  10,945,512 as of Sept. 30, 2003                           11              11          11         11           11
  Additional paid-in capital                            78,742          79,192      79,216     79,427       79,658
  Cost of common stock in treasury (2,720,823
  shares as of Sept. 30, 2003)                         (24,997)        (24,997)    (24,997)   (24,997)     (24,997)
  Retained earnings                                      9,577          10,277      10,722     11,182       11,629
  Accumulated other comprehensive income                   227             249         216        233          247
                                                      --------        --------    --------   --------     --------
          Total stockholders' equity                    63,560          64,732      65,168     65,856       66,548
                                                      --------        --------    --------   --------     --------
         Total liabilities and stockholders' equity   $ 75,879          76,071      75,705     74,258       75,324
                                                      ========        ========    ========   ========     ========


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's, except per share data)


                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                 ------------------------    ------------------------
                                                    2002          2003          2002          2003
                                                 ----------    ----------    ----------   ----------
                                                 (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

Revenues:

  Revenue before reimbursements (net revenue)   $    9,607    $     7,720    $   30,413   $    24,094
  Reimbursements                                     1,342          1,359         4,244         3,404
                                                 ---------     ----------     ---------    ----------
Total Revenues                                      10,949          9,079        34,657        27,498

Operating expenses:
  Project personnel and related expenses             4,546          4,107        14,877        12,424
  Reimbursed expenses                                1,342          1,359         4,244         3,404
  Sales and marketing                                1,621          1,040         4,951         3,702
  Recruiting, retention and training                   294            183         1,025           476
  Management and administrative                      2,911          2,135         9,883         7,057
                                                 ---------     ----------     ---------    ----------
          Total operating expenses                  10,714          8,824        34,980        27,063

Operating income (loss)                                235            255          (323)          435

Interest income, net and other                         535            257         1,667         1,084
                                                 ---------     ----------     ---------    ----------
Income before income tax                               770            512         1,344         1,519
Income tax expense                                     246             65           328           167
                                                 ---------     ----------     ---------    ----------
Net income                                      $      524    $       447    $    1,016   $     1,352
                                                 =========     ==========     =========    ==========

Earnings per share:
-Basic                                          $     0.05    $      0.04    $     0.09   $      0.12
-Diluted                                        $     0.05    $      0.04    $     0.09   $      0.12

Weighted average common shares outstanding:
-Basic                                              11,092         10,915        11,495        10,881
-Diluted                                            11,298         11,055        11,888        10,993



                 See notes to consolidated financial statements

                                  INFORTE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)



                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -----------------------    -------------------------
                                                     2002        2003           2002          2003
                                                 ----------    ---------    -----------    ----------
                                                 (Unaudited)  (Unaudited)   (Unaudited)    (Unaudited)

Cash flows from operating activities
Net income                                       $     524    $     447     $   1,016      $   1,352

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                        333          364         1,125          1,024
  Non-cash compensation                                  -            -             -            (75)
  Deferred income taxes                                136          252            19            249
Changes in operating assets and liabilities
   Accounts receivable                                  38         (620)          701            (69)
   Prepaid expenses and other current assets           122          148            87            168
   Accounts payable                                   (162)         416          (245)           647
   Income taxes                                        123         (228)          633             66
   Accrued expenses and other                         (171)        (124)          812         (2,328)
   Deferred revenue                                   (432)         310        (3,137)          (948)
                                                  --------     --------      --------       --------
Net cash provided by operating activities              511          965         1,011             86

Cash flows from investing activities
  (Increase)/Decrease in marketable
  securities                                         6,374       (9,189)        3,508          2,484
Purchases of property and equipment                    (16)         (94)         (178)          (301)
                                                  --------     --------      --------       --------
Net cash provided by (used in)
 investing activities                                6,358       (9,283)        3,330          2,183
Cash flows from financing activities
Proceeds from stock option and purchase
  plans                                                 61          231           825            541
Purchase of treasury stock                          (7,265)           -       (10,496)           -
                                                  --------     --------      --------       --------
Net cash provided by (used in) financing
  activities                                        (7,204)          231       (9,671)           541
                                                  --------     --------      --------       --------
Effect of changes in exchange rates on cash             32           34           114            118
Increase (decrease) in cash and cash
  equivalents                                         (303)      (8,053)       (5,216)         2,928
Cash and cash equivalents, beg. of period           15,295       30,167        20,208         19,186
                                                  --------     --------      --------       --------
Cash and cash equivalents, end of period         $  14,992    $  22,114     $  14,992      $  22,114
                                                  ========     ========      ========       ========


                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                               September 30, 2003

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in Inforte's annual report Form 10-K (File No. 000-29239). The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.

(2) NET INCOME PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                       --------------------------    --------------------------
                                                          2002            2003          2002            2003
                                                       --------------------------    --------------------------
                                                              (unaudited)                    (unaudited)


   Basic weighted average shares                       11,091,832      10,915,317    11,495,235      10,880,583
   Effect of dilutive stock options                       206,153         139,929       393,026         111,974
                                                       --------------------------    --------------------------

   Diluted common and common
     equivalent shares                                 11,297,985      11,055,246    11,888,261      10,992,557
                                                       ==========================    ==========================

(3) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $460,477 and $1,348,789 for the three and nine months ended September 30, 2003 and $565,561 and $1,025,302 for the three and nine months ended September 30, 2002.

(4) CONTINGENCIES
Inforte; Philip S. Bligh and Stephen C.P. Mack, officers of Inforte; and Nick Padgett, a former officer of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip
S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the "Case"). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "Multiple IPO Litigation"). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte's initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under Section 11 of the Securities Act of 1933.

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the court and the issuers' insurers.

Inforte has been named as a co-defendant in a lawsuit captioned Braun Consulting, Inc. v. Inforte Corporation and Scott A. Stawski, filed in July 2003 in the Circuit Court of Cook County, Illinois. Braun Consulting, Inc. ("Braun") has alleged that Inforte intentionally interfered with Mr. Stawski's employment agreement with Braun and aided and abetted Mr. Stawski's alleged breach of his employment agreement and alleged misappropriation of Braun's trade secrets. Braun is seeking injunctive relief and an unspecified amount of money damages. Inforte intends to vigorously defend the action.


(5) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America and Europe. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Inforte's European operations had $4,820,553 and $6,473,199 of revenues for the nine months ending September 30, 2003 and 2002, respectively, and $1,467,405 and $1,858,996 of revenues for the three months ending September 30, 2003 and 2002, respectively. Long-lived assets were $33,124 and $107,634 as of September 30, 2003 and 2002, respectively.

(6) STOCK BASED COMPENSATION
Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options. For options issued to employees during the three and the nine months ending September 30, 2002 and 2003 no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and the nine months ended September 30, 2002 and 2003, net income and net income per share would have been as follows:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                 ------------------------     ------------------------
                                                    2002           2003         2002          2003
                                                 ----------    ----------     ----------    ----------
                                                 (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

Net income, as reported                        $   523,417   $    446,395    $  1,015,067  $  1,350,783
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                          (1,569,789)    (1,481,971)     (4,355,216)   (4,082,644)

Pro forma net loss                            $ (1,046,372)  $ (1,035,576)   $ (3,340,150) $ (2,731,861)
                                               ===========    ===========     ===========   ===========

Net income, per share:
   Basic-- as reported                                0.05           0.04            0.09          0.12
                                               ===========    ===========     ===========   ===========
   Basic-- pro forma                                 (0.09)         (0.09)          (0.29)        (0.25)
                                               ===========    ===========     ===========   ===========
   Diluted-- as reported                              0.05           0.04            0.09         0.12
                                               ===========    ===========     ===========   ===========
   Diluted-- pro forma                               (0.09)         (0.09)          (0.29)        (0.25)
                                               ===========    ===========     ===========   ===========

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

Overview

Inforte is a customer strategy and solutions consultancy that helps clients improve performance by tying together customer and corporate strategy. Inforte combines strong business and operational planning with innovative software solutions to ensure its Global 2000 client base serves the right customers in the right ways to generate the greatest return. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta, Dallas, London, Los Angeles, New York and San Francisco.

We perform professional services on both a fixed-price and a time-and-materials basis. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days, which we may perform on a fixed-price basis. This work enables us to determine with our clients the scope of successive phases for design and implementation, which in total generally last three to nine months, and to decide whether we will perform these additional phases for a fixed price or on a time-and-materials basis. Whether we use fixed pricing or time-and-material pricing depends upon our assessment of the project's risk, how precisely our clients are able to define the scope of activities they wish us to perform and client preference. Fixed prices are based on estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We typically ask clients to pay 25%-50% of our fixed-price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs. We typically bill the remainder in advance of the work.


RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                               % of Net Revenue     % of Net Revenue
                                              Three Months Ended    Nine Months Ended
                                                  Sept. 30,             Sept. 30,
                                                2002      2003       2002      2003

Revenues
  Revenue before reimbursements (net revenue)  100.0%    100.0%     100.0%    100.0%
  Reimbursements                                14.0      17.6       14.0      14.1
                                               -----     -----      -----     -----

Total Revenue                                  114.0     117.6      114.0     114.1
                                               -----     -----      -----     -----

Operating expenses:
Project personnel and
 related expenses                               47.3      53.2       48.9      51.6

Reimbursements                                  14.0      17.6       14.0      14.1
Sales and marketing                             16.9      13.5       16.3      15.4
Recruiting, retention
 and training                                    3.1       2.4        3.4       2.0
Management and administrative                   30.3      27.7       32.5      29.3
                                                ----      ----       ----      ----

Total operating expenses *                     111.5     114.3      115.0     112.3
                                               -----     -----      -----     -----

Operating income (loss)                          2.4       3.3       (1.1)      1.8
Interest income, net and other                   5.6       3.3        5.5       4.5
                                                ----      ----       ----      ----
Pretax income                                    8.0       6.6        4.4       6.3

Income tax expense                               2.6       0.8        1.1       0.7
                                                 ---       ---        ---       ---

Net income                                       5.5%      5.8%       3.3%      5.6%
                                                 ====      ====       ====      ====

*Total operating expenses,
  excluding reimbursements                      97.6%     96.7%     101.1%     98.2%

Nine and three months ended September 30, 2003 and 2002
-------------------------------------------------------

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased 20% to $7.7 million for the quarter ended September 30, 2003 from $9.6 million for the quarter ended September 30, 2002. Net revenue decreased 21% to $24.1 million for the nine months ended September 30, 2003 from $30.4 million for the nine months ended September 30, 2002. We attribute this decline in revenues to the slow growth rate of U.S. and European economies and the negative impact that economic uncertainty has had on information technology (IT) spending. These factors have depressed the market for strategic technology services since late 2000. For the quarter ended September 30, 2003, we had 28 significant clients with each of these clients contributing $1.1 million to revenue on average on an annualized basis. For the quarter ended September 30, 2002, we had 30 significant clients with each of these clients contributing $1.2 million to revenue on average on an annualized basis.

Sequentially, net revenue of $7.7 million in the September 2003 quarter was similar to net revenue of $8.1 million in the June 2003 quarter. We believe that revenue-driven corporate profit growth must occur before broad-based growth in IT spending resumes.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses decreased 10% to $4.1 million for the quarter ended September 30, 2003 from $4.5 million for the quarter ended September 30, 2002. These decreases resulted from reductions in consulting headcount. Year to date, project personnel and related expenses were $12.4 million, a 16% decline from $14.9 million for the nine months of 2002. We employed 148 consultants on September 30, 2003, down from 188 one year earlier. Project personnel and related expenses represented 53.2% of net revenue for the quarter ended September 30, 2003, up from 47.3% for the quarter ended September 30, 2002, as revenue declined at a greater rate than billable headcount. Similarly, for the nine months ended September 30, 2003, project personnel and related expenses represented 51.6% of net revenue up from 48.9% in the prior year period.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased 36% to $1.0 million, or 13.5% of net revenue, for the quarter ended September 30, 2003 from $1.6 million, or 16.9% of net revenue, in quarter ended September 30, 2002. This percentage decline is due to the cutback in marketing activities and sales headcount that decreased at a rate higher than revenue. Sales and marketing expenses decreased by 25% to $3.7 million for the nine months ended September 30, 2003 from $5.0 million for the nine months ended September 30, 2002. Year to date, sales and marketing expenses were 15.4% of net revenue which is consistent with 16.3% of net revenue for the nine months ended September 30, 2002.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resource programs; and training costs. These expenses decreased 38% to $183,000 for the quarter ended September 30, 2003 from $294,000 for the quarter ended September 30, 2002. As a percent of net revenue, these costs decreased to 2.4% in the quarter ended September 30, 2003 from 3.1% in the quarter ended September 30, 2002. Year to date, recruiting, retention and training costs fell by 54% from $1.0 million for the nine months ended September 30, 2002 to $476,000 for the nine months ended September 30, 2003. As a percent of net revenue, these costs decreased to 2.0% in the nine months ended September 30, 2003 from 3.4% for the nine months ended September 30, 2002. The decrease in spending results primarily from lower recruiting costs and secondarily from less human resources spending due to lower company-wide headcount. In the current economic environment of higher unemployment, recruiting efforts require fewer expenses such as recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. Total headcount was 187 as of September 30, 2003, down from 248 as of September 30, 2002.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses decreased 27% to $2.1 million for the quarter ended September 30, 2003, from $2.9 million for the quarter ended September 30, 2002. As a percent of net revenue, management and administrative expenses were 27.7% for the quarter ended September 30, 2003, down from 30.3% for the quarter ended September 30, 2002, as management and administrative expenses declined at a greater rate than did revenue. Year to date, management and administrative expenses fell 29% to $7.1 million for the nine months ended September 30, 2003 from $9.9 million for the nine months ended September 30, 2002. As a percent of revenue, management and administrative expenses fell to 29.3% for the nine months ended September 30, 2003 from 32.5% for the nine months ended September 30, 2002. Lower management and administrative expenses for both the three months and the nine months ending September 30, 2003 were due to expense declines in three areas: fewer non-billable personnel, lower facilities expenses as leases for vacated space were expensed in the first half of 2002, previously vacated office space was rented out in the third quarter of 2003 and lower information technology costs from declining depreciation and telecom expense. In the third quarter of 2003 we sublet a portion of previously vacated space in our Chicago office. This sublet resulted in the reversal of a formerly recognized loss, which has reduced management and administrative expenses by $145,000.

Interest income, net and other. During the quarter ended September 30, 2003, interest income, net and other was $257,000, down from $535,000 for the quarter ended September 30, 2002. Sequentially, interest income, net and other declined by 37% from $406,000 in the quarter ending June 30, 2003 to $257,000 in the quarter ended September 30, 2003. These decreases were due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances as a result of Inforte's stock buyback program. We expect interest income, net and other to decline further to around $240,000 in the fourth quarter of 2003 due to the continuing process of reinvesting maturing securities at lower interest rates.

Income tax expense. Inforte's effective tax rate for the September 2003 quarter was 12.7% compared to a rate of 31.9% for the September 2002 quarter. The decrease in the effective income tax rate primarily results from our reduction of income tax expense by $125,000 to account for an estimated reduction of income tax liabilities, offset in part by a drop in the third quarter of 2003 tax-exempt interest income as a percentage of pretax book income. The year to date September 30, 2003 effective tax rate was 11.0% as compared to 24.4% for the same period in 2002. During the year-to-date period to September 30, 2003 we reduced income tax expense by $375,000 to account for an estimated reduction of income tax liabilities. This reduction of the effective tax rate for the nine months ended September 30, 2003 occurred despite taxes on positive operating income instead of a tax benefit from an operating loss in the prior year period.

Liquidity and capital resources. Cash and cash equivalents decreased from $30.2 million on June 30, 2003 to $22.1 million on September 30, 2003. Short-term marketable securities increased from $16.9 million to $27.9 million over the same period. Long-term marketable securities decreased from $19.3 million to $17.2 million during the third quarter of 2003. In total, cash and cash equivalents, short-term and long-term marketable securities increased from $66.3 million to $67.2 million from June 30, 2003 to September 30, 2003. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the September 2003 quarter, Inforte's cash flow from operations was positive $1.0 million and capital expenditures were $94,000, resulting in a positive $0.9 million free cash flow (cash flow from operation minus capital expenditures). Additionally, financing activities resulted in a cash inflow of $231,000 from employees participating in stock purchase and stock option plans.

For the nine month period ending September 30, 2003, cash and cash equivalents rose by $2.9 million from $19.2 million on December 31, 2002 to $22.1 million on September 30, 2003. Short-term marketable securities fell by $3.5 million from $31.3 million on December 31, 2002 to $27.9 million on September 30, 2003. Long-term marketable securities increased by $0.4 million from $16.8 million on December 31, 20002 to $17.2 million on September 30, 2003.

Cash flow from operations for the nine months ending September 30, 2003 was positive $86,000. Capital expenditures for the nine months ending September 30, 2003 were $301,000, resulting in a free cash flow of negative $215,000. Additionally, financing activities resulted in a cash inflow of $541,000 from employee participating in stock purchase and stock option plans.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002, the entire amount authorized was repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of September 30, 2003. At quarter end, Inforte had 10,945,512 shares outstanding and $67.2 million in cash and marketable securities, resulting in $6.14 of cash and marketable securities per basic share. As of September 30, 2003, the public float (shares not held by executive officers and directors) totaled 6.4 million shares or 59% of total outstanding shares.

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

Contractual
Obligations                                                   Payments Due by Period
---------------------------------------------------------------------------------------------------------------
                                            Total          Q4 2003           2004          2005           2006
---------------------------------------------------------------------------------------------------------------
Long-term debt                                  0                0              0             0              0
Capital lease obligations                       0                0              0             0              0
Operating leases                            6,110              603          2,463         2,475            569
Unconditional purchase obligations              0                0              0             0              0
Other long-term obligations                     0                0              0             0              0
Total contractual cash obligations          6,110              603          2,463         2,475            569
---------------------------------------------------------------------------------------------------------------



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

If we fail to identify and successfully transition to the latest and most demanded solutions or keep up with an evolving industry, we will not compete successfully for clients and our profits may decrease. If we fail to identify the latest solutions or delivery models, or if we identify but fail to successfully transition our business to solutions with growing demand, our reputation and our ability to compete for clients and the best employees could suffer. If we cannot compete successfully for clients, our revenues may decrease. Also, if our projects do not involve the latest and most demanded solutions, they would generate lower fees. Because our market changes constantly, some of the most important challenges facing us are the need to: develop new services that meet changing customer needs either organically, or through acquisitions or other business combinations; identify and effectively market solutions with growing demand during a period of slower technological advancement and adoption; enhance our current services; continue to develop our strategic expertise; and effectively utilize the latest technologies.

All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges, especially during a substantial economic slowdown.

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

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected. We currently have marketing relationships with software vendors such as Siebel Systems. We have historically received a large number of business leads from numerous software vendors to implement their products, however they are not required to refer business to us and either party may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues. Historically our software partners have primarily relied on licensing fees and maintenance contracts to generate revenue. However, more recently as software licensed sales have declined, software vendors have sought to supplement their revenue through increased implementation services for their software. This business strategy puts us in competition with our software partners on some deals, reducing client leads and our ability to develop new clients and revenue.

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

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the third quarter of 2003 we had three clients that contributed 10% or more of our net revenue. These clients accounted for 41% of net revenue while the five and ten largest clients accounted for 54% and 71% respectively. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock. Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have signed more client contracts during the first and second quarters than during the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In the first quarter of 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. However, the declines in revenue during the three quarters of 2003 seem to indicate that the positive seasonal effects to date in 2003 have been offset by the continuing weakness in information technology spending. This existence of both seasonal and cyclical effects does make it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

Our expansion and growth internationally could negatively affect our business. For the quarter ended September 30, 2003, our international net revenue was 19% of our total net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international net revenue going forward will likely be reduced. These risk factors, as well as others not cited here, may negatively impact our business.

As offshore development becomes accepted as a viable alternative to doing work domestically, our pricing and revenue may be negatively affected. Gradually, over the past several decades, numerous IT service firms have been founded in countries such as India, which have well-educated and technically trained English-speaking workforces available at wage rates that are only a fraction of U.S. and European wages rates. Additionally, some larger clients have established internal IT operations at offshore locations. While traditionally we have not competed with offshore development, presently this form of development is seeing rapid and increasing acceptance in the market, especially for routine and repetitive types of development. While offshore development has greater risk due to distance, geopolitical and cultural issues, we believe its lower cost advantage will likely overwhelm these risks. If we are unable to evolve our service offerings to a more differentiated position or if the rate of acceptance of offshore development advances even faster than we anticipate, then our pricing and our revenue may be negatively affected.

Recent changes in the executive team and strategic modifications in business structure could lead to inferior financial results if this transition does not occur smoothly. On July 25, 2003 Inforte filed a Form 8-K with the Securities and Exchange Commission announcing strategic changes for growth which, among other things, included simplification of the current business structure and changes in Inforte's executive management team. Should these changes adversely affect relationships with current partners and clients, or lead to higher turnover rates we may be unable to maintain the present level of profitability.

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline. We have already switched some supplier relationships, including our audit and tax advisor relationship to mitigate these cost increases, and other relationships are under review. On September 8, 2003, the Audit Committee of the Board of Directors approved (1) the dismissal of Ernst & Young LLP (E&Y) as the Company's independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP as the Company's independent accountants, commencing upon the dismissal of E&Y.

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

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance. Inforte's average trading volume during the second quarter of 2003 averaged approximately 54,000 shares per day. On any particular day, however, Inforte's trading volume can be less than 5,000 shares, increasing the potential for volatile stock prices.

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

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of September 30, 2003 our executive officers and directors own over 41% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

        o        Philip S. Bligh        21.8%
        o        Stephen C.P. Mack      15.4%
        o        Nick Padgett            3.4%

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

On July 25, 2003, we announced that Nick Padgett was resigning his executive officer and director duties effective October 10, 2003. As a result of this change, Mr. Padgett has sold and may continue to sell some portion of his Inforte holdings.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of Inforte's management, including Inforte's Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of Inforte's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Control Procedures
No significant changes were made in Inforte's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Inforte; Philip S. Bligh and Stephen C.P. Mack, officers of Inforte; and Nick Padgett, a former officer of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip
S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the "Case"). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "Multiple IPO Litigation"). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte's initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under
Section 11 of the Securities Act of 1933.

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the court and the issuers' insurers.

Inforte has been named as a co-defendant in a lawsuit captioned Braun Consulting, Inc. v. Inforte Corporation and Scott A. Stawski, filed in July 2003 in the Circuit Court of Cook County, Illinois. Braun Consulting, Inc. ("Braun") has alleged that Inforte intentionally interfered with Mr. Stawski's employment agreement with Braun and aided and abetted Mr. Stawski's alleged breach of his employment agreement and alleged misappropriation of Braun's trade secrets. Braun is seeking injunctive relief and an unspecified amount of money damages. Inforte intends to vigorously defend the action.


Item 2. Changes in Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

         Exhibit Number          Exhibit
         --------------          -------

         31 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934.

         32 Written statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350.

(b) Reports on Form 8-K

In a Report on Form 8-K filed on July 11, 2003, Inforte reported, under Item 12, "Results of Operation and Financial Condition," the issuance of a release regarding earnings for the second quarter of 2003.

In a Report on Form 8-K filed on July 25, 2003, Inforte reported, under Item 9, "Regulation FD Disclosure," certain changes in management and strategic changes for growth.

In a Report on Form 8-K filed on September 8, 2003, Inforte reported, under Item 4, "Changes in Registrant's Certifying Accountant," the approval by the Board of Directors of (1) the dismissal of Ernst & Young LLP (E&Y) as the Company's independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP as the Company's independent accountants, commencing upon the dismissal of E&Y.


In a Report on Form 8-K filed on October 10, 2003, Inforte reported, under Item 12, "Results of Operation and Financial Condition," the issuance of a release regarding earnings for the third quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Inforte Corp.

                                          By:     /s/ Nick Heyes
November 12, 2003                              ---------------------------------
                                                      Nick Heyes,
                                                  Chief Financial Officer




21