Form 10-K
period 2003-12-31
INFORTE CORP
filed 2004-03-24
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File No. 000-29239

INFORTE CORP.
(Exact name of registrant as specified in its charter)

Delaware	36-3909334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 North Michigan Avenue Suite 3400, Chicago, Illinois 60601
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (312) 540-0900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $45,881,512.

          The number of shares of the Registrant’s common shares, par value $0.001 per share, outstanding as of March 3, 2004 was 11,011,643.

          Certain portions of the Registrant’s definitive proxy statement dated March 24, 2004 for the Annual Meeting of Stockholders to be held April 28, 2004 are incorporated by reference into Part III of this report.

Inforte Corp.
Form 10-K
December 31, 2003

PART I

ITEM 1.	BUSINESS

          The information in this document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained in this document that are not of historical fact, are intended to be, and are, “forward-looking statements,” which involve known and unknown risks. We generally use the following terms and similar expressions to identify forward-looking statements: “anticipate,” “believe,” “estimate,” “expect,” “intend, “may,” “plan,” “potential,” “should,” “could” and “will.” Our actual results could differ materially from those indicated by the forward-looking statements made in this report. Accordingly, you should not place undue reliance on these forward-looking statements.

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

Overview

          Inforte Corp. is a customer strategy and solutions consultancy that helps clients improve performance by tying together customer and corporate strategy. Inforte combines strong business and operational planning with innovative software solutions to ensure its client base serves the right customers in the right ways to generate the greatest return.

          Our client base consists primarily of Global 2000 companies. Representative clients in the past year included Argent Mortgage Company, AutoTrader.com, Avery Dennison, BP, Chicago Symphony Orchestra, Diageo, Guardian Life Insurance, PerkinElmer, SouthStar Energy Services, Tribune Company, Unilever Best Foods, Uniprise and WesCorp.

          Inforte has grown through organic means rather than through mergers or acquisitions from its inception in 1993 through 2003. Historically, we have funded our growth primarily through internally generated free cash flow, and we have continued to generate positive free cash flow since becoming a public company in February 2000. In March 2004 acquired COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services. This acquisition enhanced Inforte’s ability to offer analytics and business intelligence solutions through COMPENDIT’s services partnership with SAP. As of December 31, 2003, we employed 189 people in our offices in Atlanta, Chicago, Dallas, London, Los Angeles, New York and San Francisco.

          Inforte was incorporated in Delaware in 1999 and our stock is traded on the NASDAQ National Market under the symbol “INFT.” Our Internet address is http://www.inforte.com. Material contained on our website is not incorporated by reference into this annual report.

Industry Background

          A fluctuating economic environment has created many challenges for companies seeking growth, optimal profitability and increased efficiencies in highly competitive and rapidly changing markets. In order to achieve these goals in any economic environment, companies need to develop a customer strategy that is highly integrated and aligned with its business strategy and goals. An effective customer strategy applies well-established customer relationship management (CRM), marketing management and business intelligence techniques to proven technology solutions, allowing companies to design organizations that systematically execute on business goals, communicate consistently and generate the results that success requires.

          The analysis, design and implementation of effective CRM, marketing strategy and business intelligence solutions require special skills and expertise that many companies do not possess. These special skills include the ability to:

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

          The availability of high-quality professionals experienced in creating, implementing and integrating these strategic and technological solutions is limited. It is often inefficient and difficult for companies seeking to implement their own customer solutions to hire, train and retain in-house personnel. As a result, businesses engage professional services firms to help them design and implement these strategies and solutions.

Inforte Services & Solutions

          Customer Strategy and Solutions. We deliver customer strategy and solutions that tightly align with client business strategy and goals. These customer solutions help clients generate the greatest returns from all customer interactions, and allow clients to maximize existing and future Customer Relationship Management (CRM) investments by extending CRM strategy from the front-office throughout the enterprise. We help our clients focus enterprise-wide decision-making processes around a true understanding of what their customer demand is likely to be. We increase our clients’ knowledge of their customers and help them plan profit-driving marketing and sales activities around that knowledge. We assist our clients with their business intelligence initiatives, customer segmentation approaches, customer differentiation programs and marketing management.

          Marketing Strategy & Solutions. Through the Marketing Strategy & Solutions practice, Inforte helps clients 1) architect their brand to drive sales to precisely targeted customer segment, 2) analyze CRM-based information to improve marketing investment effectiveness (ROI), 3) develop and implement brand-centered pricing strategies to improve results, 4) reengineer marketing processes to drive costs and frustration out of execution, 5) leverage customer/consumer behavioral data to reinvent target segments and marketing investment approaches, and 6) evaluate, design, and implement marketing tools and technologies.

          Customer Intelligence. One of the most critical challenges for organizations, business intelligence allows a company’s management and its staff to base strategic and operational decisions on facts instead of hypothesis and conjecture. Customer Intelligence focuses on leveraging Business Intelligence for customer-related issues like retention, mix, marketing performance, customer service impact, and sales analytics. Inforte helps clients to assess their current analytical, reporting and data architecture challenges and then implement the requirements, architecture and processes to improve business intelligence capabilities. The result is fast and accurate access, analysis and dissemination of an organization’s key information assets to drive actionable plans to meet critical business objectives.

          Service Lines. To effectively deliver on Inforte’s strategy and solution offerings, we deliver the following services:

          Operational Strategy. Inforte helps firms establish operational strategies that support their desired strategic positioning. The strategies may be customer-focused (e.g., Customer Relationship Management/CRM or customer centric), product- or service-driven strategies (e.g., product/channel strategies), and/or strategies to achieve operational excellence. Inforte helps clients develop new operating strategies or improve on existing ones by validating, refining and building value propositions, conducting competitive analysis, developing customer value/segmentation approaches, developing benefits or ROI models, and creating branding or marketing strategies.

          Process Design. By developing a detailed design of the “to-be” business processes, an organization can positively impact organizational and technology changes that follow. Inforte takes a pragmatic view of this. We recognize that driving sustainable process change is difficult to accomplish, and we draw upon significant depth of experience to design business processes that are practical and adoptable. Inforte provides the support needed to ensure that a process is rolled out and adopted. Implementation planning, key metrics and organizational change planning are integral to the successful deployment of redesigned processes.

          Program Management. Inforte can enhance the successful delivery of projects through the implementation of disciplined program management techniques. This includes the establishment of a Program Management Office (PMO) to define, deploy and support common processes, techniques, and tools that are used by all projects throughout the program.

          Organizational Change. Concurrent with the design of a client’s Operating Model, companies must plan for the organizational changes that may be required to enact and sustain the business. Determining the organization’s readiness for change requires a thorough assessment of its current leadership, structure, culture, and workforce. Organization Change Planning begins with this assessment and produces a prioritized list of initiatives that address macro (holistic, organization-wide) and micro (the individual perspective) level activities required to support the successful deployment of integrated solutions within the organization.

          Technology Delivery. Inforte’s technology delivery service line involves the identification, definition, and sequencing of a series of technology-focused initiatives to meet a specific set of business goals. Frequently starting with the development of a technology roadmap, Inforte’s technology delivery is anchored in the company’s strategic plan, its operating model and an understanding of the required business capabilities, current processes, and organizational structures.

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

Inforte Strategy

          Inforte’s strategy is to focus on consulting in one area of business, we have chosen to focus on customer related strategies, processes and solutions. Inforte is an expert in this area, we focus all of our activity systems, experience building, intellectual capital development, tool and methodology creation, training and professional development in this area. We offer our clients best-in-world capabilities, we believe we compare more favorably than our competitors, who may be larger and may have more resources than us, but who are unfocused and have not developed a specialty.

  Our growth focus for 2004 is to:

•

Deepen our focus in Customer Strategy and Solutions, by offering a broader set of services and solutions to our most strategic clients and by developing a broader array of offerings within our core industries;

•	Build further depth in our new practice areas of Marketing Strategy and Solutions and Customer and Business Intelligence;

•	Develop new industry practices areas; our main focus is build our Federal Sector business but we will also further develop our Life Sciences/Pharma and Consumer Packaged Goods practices;

•	Build a Global Delivery Model, we will set up an office in India and build out the infrastructure and offerings to be able to offer our customers a differentiated service for technology delivery; and

•	Develop new and complementary offerings through acquisitions and mass hires.

          The underlying principles supporting this strategy are:

          Maintain customer strategy and solutions focus. Inforte helps clients increase profitability by maximizing the effectiveness of their customer-facing initiatives. Inforte consultants deliver strategy, process and technology solutions that enhance visibility across our clients’ enterprise, making their customer interactions more strategic and lucrative. We believe our focus enhances our ability to generate assignments from existing and new clients, achieve high margins, maintain our position of technological and thought leadership and provide challenging assignments to our employees.

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

          Continue to Attract and Retain High Quality Personnel. Inforte’s strategic focus requires that we attract and retain highly motivated, intelligent people of exceptional quality. We believe the best way to continue to attract and retain highly qualified personnel is to provide an intellectually challenging environment, an opportunity to personally impact our company’s future and a strong corporate culture.

          Continue Superior External and Internal Business Execution. Inforte is committed to outstanding internal and external execution to deliver superior results for our clients and for our investors. We believe that our high gross margin relative to peer companies indicates our ability to deliver fixed fee projects on time and on budget to a degree greater than other consulting firms. We believe that our record of consistently delivering on revenue and earnings guidance we set for the current quarter at the time when we release the prior quarter’s results, with no pre-announcements, shows our superior forecasting ability relative to other companies.

          Inforte emphasizes continuous improvement of our client delivery expertise, including our V2V methodology, knowledge management and other internal processes to compete effectively in the future. We continue to refine the systems and processes that comprise our internal infrastructure, which we consider to be advanced for a company of our size.

Clients

          Our client base consists primarily of Global 2000 companies. Representative clients are listed in the “Overview.” During 2003 our top five clients equaled 51 percent of total revenue and our top ten clients equaled 68 percent of total revenue. No single customer has provided Inforte with over 10 percent of annual revenue for the five years ending December 31, 2002, and two customers contributed more than 10 percent of annual revenue in 2003.

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

          We use a proprietary sales and marketing methodology called SAMM to capture detailed information on sales opportunities. SAMM is based on a customized customer relationship management system to track potential contracts at each stage of our sales cycle. We project revenue based on a probability analysis of each sales opportunity, allowing us to manage continually our staffing needs and spending plans.

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

          We complement our internal sales and marketing processes with select formalized industry alliances. We co-market and share leads with software vendors and complementary services firms with whom we have strategic, non-exclusive marketing relationships. We also work with other software vendors with whom we do not have formalized relationships.

People

          Our headcount was 257 people at the end of 1999, 442 people at the end of 2000, 294 people at the end of 2001, 229 employees as of December 31, 2002 and 189 employees as of December 31, 2003. Of these, 151 are consultants, 14 are in sales and marketing, including 11 quota-based sales personnel, 5 are in human resources and 19 are management or administrative personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Competition

          We compete in the strategy and technology professional services market, which is highly competitive. Despite the elimination of many competitors over the past two years, competition remains intense due to restrained spending on consulting and information technology in a tough economic environment. We expect intense competition to continue. We believe that our competitors fall into several categories, including the following:

•	The successor organizations to the Big 5 consulting firms: Accenture, BearingPoint, Deloitte Consulting/Braxton, Cap Gemini Ernst & Young and IBM Business Consulting Services

•	Technology consulting firms such as Answerthink, Braun Consulting, DiamondCluster, and Sapient

•	Niche service providers supporting CRM-related technology, such as Akibia, Extraprise and Headstrong

•	Strategy consulting firms such as Bain, Booz Allen & Hamilton, Boston Consulting Group and McKinsey

•	Professional services divisions of application software vendors

•	Internal information technology departments of current and potential clients

•	Indian offshore development firms such as Cognizant Technology, Infosys Technologies, Satyam Computer Services, Tata Consultancy Services and Wipro

•	Large systems integration or outsourcing firms such as Computer Sciences, EDS, and Unisys.

          Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. However, we believe that only a few of our competitors have the focus and possess all of the skills necessary to offer the comprehensive customer strategies and solutions that we provide.

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

          If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, in the current depressed spending environment, individuals who were previously successful may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through December 31, 2003 have exercise prices of $4.76 to $71.81. The average exercise price of all options outstanding at December 31, 2003 is $12.16. Since the current market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee turnover rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce net income per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

          If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive free cash flow. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased by 100% or more for seven consecutive years, reaching $63.8 million in 2000. As a result of the current depressed Information Technology (IT) spending environment and overcapacity in our industry however, net revenue has declined in each of the last three years, dropping to $32.7 million in 2003. If the level of spending declines further, we may not be profitable or achieve positive free cash flow. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected.

          We currently have marketing relationships with software vendors, including Siebel Systems, Inc., Vignette and Unica. Although we have historically received a large number of business leads from these and other software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues.

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

          At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During 2003 our five largest clients accounted for 51% of net revenue and our ten largest clients accounted for 68% of net revenue. In the same year we had two clients contributing more than 10% of annual net revenue and frequently we have one or more clients in a quarter accounting for over 10% of net revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable.

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

          A portion of our contracts are fixed-price contracts, rather than contracts in which the client pays us on a time-and-materials basis. We must estimate the number of hours and the materials required before entering into a fixed-price contract. Our future success will depend on our ability to continue to set rates and fees accurately and to maintain targeted rates of employee utilization and project quality. If we fail to accurately estimate the time and the resources required for a project, any required increase in the time and resources to complete the project could cause our profits to decline.

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

          Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. More recently, in February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. In 2003, our net revenue declined sequentially for the first three quarters of the year. We believe our traditional seasonal pattern was overwhelmed by geopolitical events that took place early in 2003, the most notable of these events being the war in Iraq. This existence of both seasonal and cyclical effects does make it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

          For 2003, our international net revenue was 20% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international revenues may be reduced in the future. These risk factors, among others not cited here, may negatively impact our business.

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

          On July 25, 2003 Inforte filed a Form 8-K with the Securities and Exchange Commission announcing strategic changes for growth which, among other things, included simplification of the current business structure and changes in Inforte’s executive management team. In addition, on December 5, 2003, Inforte announced the hiring of new President and Chief Operating Officer, David Sutton, and the stepping down of Stephen Mack, both effective on that date. Should these changes in the executive team adversely affect relationships with current partners and clients or lead to higher turnover rates, we may be unable to maintain the present level of profitability.

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline.

          We have already switched some supplier relationships, including our audit and tax advisor relationship to mitigate these cost increases, and other relationships are under review. On September 8, 2003, the Audit Committee of the Board of Directors approved (1) the dismissal of Ernst & Young LLP (E&Y) as the Company’s independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP as the Company’s independent accountants, commencing upon the dismissal of E&Y. The replacement of E&Y with Grant Thornton LLP was based on economic reasons related to possible future fees escalation in current and forthcoming engagements of the Company’s independent accountants.

We may not be able to integrate successfully the business of recently acquired COMPENDIT, Inc. with Inforte’s business.

          While we believe that our recently closed acquisition of COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services, will enhance our ability to offer analytics and business intelligence solutions to our costumers, the Inforte and COMPENDIT businesses may not be integrated successfully because of the potential loss during the post-closing period of key employees, customers or service partners or for other reasons. Failure to integrate COMPENDIT’s business successfully could result in an inability to realize certain synergies of the acquisition, which, in turn, may negatively impact our operating results.

RISKS RELATED TO OUR INDUSTRY

If the rate of adoption of advanced information technology slows substantially, our revenues may decrease.

          We market our services primarily to firms that want to adopt information technology that provides an attractive return on investment or helps provide a sustainable competitive advantage. Our revenues could decrease if companies decide not to integrate the latest technologies into their businesses due to economic factors, governmental regulations, financial constraints or other reasons.

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

          Our clients often avoid large IT spending commitments during periods of geopolitical instability and economic uncertainty. The possibility of terrorists attacking the United States’ interests or geopolitical concerns in other areas such as the Middle East and North Korea may cause clients to freeze or slow their decision making processes. This would slow demand for our services and would negatively impact our revenue.

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

          Inforte’s average trading volume during 2003 averaged approximately 40,000 shares per day. On any particular day, Inforte’s trading volume can be less than 1,000 shares, increasing the potential for volatile stock prices.

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

          As of March 3, 2004 our executive officers and directors beneficially own over 40% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

•	Philip S. Bligh	21.7%

•	Stephen C.P. Mack	15.2%

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

          Our stock repurchase program has had the effect of increasing the concentration of insider ownership. If we make further repurchases, the percentage of insider ownership could increase further.

          Over time, the influence or control executive officers have on a stockholder vote may decrease as officers supplement below-market salaries and diversify overall equity wealth with sales of Inforte stock. As permitted by SEC Rule 10b5-1, Inforte executive officers have or may set up a predefined, structured stock trading program. The trading program allows brokers acting on behalf of company insiders to trade company stock during company blackout periods or while the insiders may be aware of material, non-public information, if the transaction is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when the insider was not aware of any material, non-public information. Inforte executive officers may also trade company stock outside of plans set up under SEC Rule 10b5-1, however, such trades would be subject to company blackout periods and insider trading rules.

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

          Our headquarters are located in Chicago, Illinois. Senior management, sales, marketing, human resources and administrative personnel, as well as the Chicago-based consultants use this facility. We have two subleases for a total of 50,765 square feet in Chicago. The primary sublease for 33,065 square feet expires in December 2005 with no option to renew. The secondary sublease for 17,700 square feet expires in June 2006 with no option to renew. We have regional offices for our regional personnel. We lease 22,529 square feet in Irvine, California and this lease term expires in July 2006 with an option to renew. We lease 4,480 square feet in Irving, Texas and this lease term expires in May 2005 with an option to renew. We have also entered into various short-term leases for professional office space in San Mateo, California, Alpharetta, Georgia, New York and London, England.

ITEM 3.	LEGAL PROCEEDINGS

          Inforte, Philip S. Bligh, an officer of Inforte, and Stephen C.P. Mack and Nick Padgett, both former officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the “Case”). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the “Multiple IPO Litigation”). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte’s initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys’ and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff’s case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff’s purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff’s claim under Section 11 of the Securities Act of 1933.

          Inforte has entered into a Memorandum of Understanding (the “MOU”), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the court and the issuers’ insurers.

          Inforte has been named as a co-defendant in a lawsuit captioned Braun Consulting, Inc. v. Inforte Corporation and Scott A. Stawski, filed in July 2003 in the Circuit Court of Cook County, Illinois. Braun Consulting, Inc. (“Braun”) has alleged that Inforte intentionally interfered with Mr. Stawski’s employment agreement with Braun and aided and abetted Mr. Stawski’s alleged breach of his employment agreement and alleged misappropriation of Braun’s trade secrets. Braun is seeking injunctive relief and an unspecified amount of money damages. Inforte intends to vigorously defend the action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table provides information with respect to our executive officers:

Name	Age	Position

Philip S. Bligh	36	Chief Executive Officer and Chairman

David A. Sutton	40	Chief Operating Officer and President

Nick Heyes	39	Chief Financial Officer and Secretary

          Philip S. Bligh co-founded Inforte and has served as chairman of the board of directors of Inforte since inception in September 1993. Mr. Bligh also currently serves as chief executive officer. Before founding Inforte, Mr. Bligh served in various technology consulting roles for Accenture from October 1988 to February 1991 and as a project manager for Systems Software Associates, an enterprise software provider, from April 1991 through Inforte’s founding. Mr. Bligh holds a B.S. in chemical engineering from University College, London, England.

          David A. Sutton was appointed a President and Chief Operating Officer of Inforte Corp. in December 2003. A leading authority on Enterprise Marketing Management, Mr. Sutton has led numerous business strategy, marketing strategy and transformation engagements for Global 2000 companies and government agencies, including Coca-Cola, Department of Defense, Georgia-Pacific, Intuit, Internal Revenue Service, JP Morgan Chase, Miller Brewing, Texaco and Toshiba. Prior to Inforte, Mr. Sutton served as Senior Vice President of Strategic Services at CSC Index Inc. and prior to that served on various consulting positions with Booz Allen Hamilton management consultants. Mr. Sutton holds an MBA from George Washington University and a Bachelor’s degree from the University of Virginia.

          Nick Heyes has served as Inforte’s chief financial officer since October 2003. Mr. Heyes also served Inforte as an executive vice president since October 1999 with comprehensive operational experience, including overall responsibility for the U.S. consulting organization, general manager of the technology business unit, and head of delivery operations and human resources. Prior to joining Inforte Mr. Heyes was an associate partner at Accenture. Mr. Heyes holds Bachelor’s and Master’s degrees in engineering and management from Birmingham University in the United Kingdom.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is traded on the NASDAQ National Market under the symbol “INFT.” The price range reflected in the table below is the high and low sales price for our stock as reported by the NASDAQ National Market during each quarter of the last two years. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends, although we may consider doing so. In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2003, we have made no repurchases under this second program. As of March 3, 2004, there were approximately 3,009 stockholders, including stockholders of record and holders in street name, and the closing price of Inforte shares of common stock as reported by the NASDAQ National was $10.53.

	Three Months Ended

	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003

Price range per share:
Low	$8.11	$8.62	$4.99	$4.75	$5.20	$5.90	$7.00	$7.90
High	$14.10	$12.05	$10.83	$8.31	$8.00	$8.25	$10.25	$10.73

ITEM 6.	SELECTED FINANCIAL DATA

          The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 2001, 2002 and 2003 and the balance sheet data as of December 31, 2002 and 2003 are derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 1999 and 2000 and the balance sheet data as of December 31, 1999, 2000 and 2001 are derived from our audited consolidated financial statements, which are not included in this Form 10-K.

	Year ended December 31,

	1999	2000	2001	2002	2003

	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenue before reimbursements (net revenue)	$30,088	$63,839	$47,736	$40,355	$32,655
Operating expenses before reimbursements:
Project personnel and related expenses	12,846	28,182	26,334	19,934	17,263
Sales and marketing	4,949	8,584	7,073	6,052	4,644
Recruiting, retention and training	2,987	6,360	2,869	1,222	743
Management and administrative	5,617	12,831	13,207	12,884	9,437
Non-cash, non-recurring stock compensation expense	—	—	1,374	—	—

Total operating expenses before reimbursements	26,399	55,957	50,858	40,092	32,087

Operating income (loss)	3,689	7,882	(3,122)	263	568
Interest income, net and other	147	3,387	3,433	2,124	1,380

Income before income taxes	3,836	11,269	311	2,387	1,948
Income tax expense	1,287	4,395	503	672	201

Net income (loss)	$2,549	$6,874	$(192)	$1,715	$1,747

Net income (loss) per share:
Basic		$0.57	$(0.02)	$0.15	$0.16

Diluted		$0.51	$(0.02)	$0.15	$0.16

Weighted average common shares outstanding:
Basic		12,051	12,472	11,315	10,898

Diluted		13,501	12,472	11,647	11,018

Reconciliation of net income on a GAAP basis to Non-GAAP supplemental net income:
Net income (loss)	2,549		(192)
Add:
Non-cash, non-recurring stock compensation expense(1)			1,374
Subtract:
Tax effect of converting to C-corp. from S-corp.(2)	(255)		—

Non-GAAP supplemental net income	$2,294		$1,182

Non-GAAP supplemental net income per share:
Basic	$0.27

Diluted	$0.21

Weighted-average common shares outstanding:
Basic	8,636

Diluted	10,786

	Year ended December 31,

	1999	2000	2001	2002	2003

	(in thousands, except per share data)
Balance Sheet Data (at period end):
Cash and short-term and long-term marketable securities	$3,792	$82,997	$75,117	$67,345	$67,730
Working capital	793	65,318	47,639	46,506	47,972
Total assets	12,957	99,903	86,459	76,070	74,806
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	2,301	83,044	72,203	64,731	67,200

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

          You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-K. The following discussions contain forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events, particularly those identified in “Risk Factors.”

OVERVIEW

          Inforte Corp. is a customer strategy and solutions consultancy that helps clients improve performance by tying together customer and corporate strategy. Inforte combines strong business and operational planning with innovative software solutions to ensure its client base serves the right customers in the right ways to generate the greatest return. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta, Dallas, London, Los Angeles, New York and San Francisco.

          Our revenue is derived almost entirely through the performance of professional services. The majority of the services we perform is on a time and materials basis; however, we also perform services on a fixed-price basis if this structure best fits out clients’ preferences or the requirements of the project. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days. This work enables us to determine with our clients the scope of successive phases of work. These successive phases of work can be additional strategy phases, or phases for technology design and implementation, and generally last three to nine months. If a project is to be performed on a fixed price basis, the fixed price is based upon estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We typically ask clients to pay 25%-50% of our fixed price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client’s needs.

Results of Operations

          The following table sets forth the percentage of net revenue of certain items included in Inforte’s Non-GAAP supplemental (1) consolidated statement of operations:

	Year ended December 31,

	2001	2002	2003

Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Operating expenses before reimbursements:
Project personnel and related expenses	55.2	49.4	52.9
Sales and marketing	14.8	15.0	14.2
Recruiting, retention and training	6.0	3.0	2.3
Management and administrative	27.7	31.9	28.9

Total operating expenses before reimbursements	103.7	99.3	98.3

Operating income (loss)	(3.7)	0.7	1.7
Interest income, net and other	7.2	5.3	4.2

Income before income taxes	3.5	5.9	6.0
Income tax expense	1.1	1.7	0.6

Net income	2.5%	4.2%	5.4%

Reconciliation of net income on a Non-GAAP supplemental basis to GAAP net income:
Non-GAAP supplemental net income	2.5%

Subtract: Non-cash, non-recurring stock compensation expense(1)	(2.9)

GAAP basis net loss	(0.4)%

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

Quarterly Results of Operations

          The following tables set forth certain unaudited quarterly results of operations of Inforte for 2002 and 2003. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited)

	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002

Revenue before reimbursements (net revenue)	$9,434,014	$11,371,795	$9,606,752	$9,942,304
Operating expenses before reimbursements:
Project personnel and related expenses	5,001,725	5,328,686	4,546,313	5,057,316
Sales and marketing	1,517,606	1,811,746	1,620,580	1,101,748
Recruiting, retention and training	374,448	356,985	294,420	196,307
Management and administrative	3,004,236	3,968,641	2,910,575	3,000,281

Total operating expenses before reimbursements	9,898,015	11,466,058	9,371,888	9,355,652

Operating income (loss)	(464,001)	(94,263)	234,864	586,652
Interest income, net, and other	564,329	567,828	534,867	456,849

Income before income taxes	100,328	473,565	769,731	1,043,501
Income tax expense (benefit)	(35,250)	117,493	246,314	343,740

Net income	$135,578	$356,072	$523,417	$699,761

Net income per share
Diluted	$0.01	$0.03	$0.05	$0.06

Weighted-average common shares outstanding:
Diluted	12,213,343	12,132,150	11,297,985	10,918,968

	Three Months Ended (unaudited)

	Mar. 31, 2002	Jun. 30, 2002	Sep. 30, 2002	Dec. 31, 2002

As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Operating expenses before reimbursements:
Project personnel and related expenses	53.0%	46.9%	47.3%	50.9%
Sales and marketing	16.1%	15.9%	16.9%	11.1%
Recruiting, retention and training	4.0%	3.1%	3.1%	2.0%
Management and administrative	31.8%	34.9%	30.3%	30.2%

Total operating expenses before reimbursements	104.9%	100.8%	97.6%	94.1%

Operating income (loss)	(4.9)%	(0.8)%	2.4%	5.9%
Interest income, net, and other	6.0%	5.0%	5.6%	4.6%

Income before income taxes	1.1%	4.2%	8.0%	10.5%
Income tax expense (benefit)	(0.4)%	1.0%	2.6%	3.5%

Net income	1.4%	3.1%	5.4%	7.0%

	Three Months Ended (unaudited)

	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003

Revenue before reimbursements (net revenue)	$8,292,732	$8,080,879	$7,719,569	$8,561,589
Operating expenses before reimbursements:
Project personnel and related expenses	4,346,312	3,970,564	4,106,980	4,839,274
Sales and marketing	1,404,708	1,256,994	1,039,900	942,209
Recruiting, retention and training	142,433	151,433	183,176	266,202
Management and administrative	2,331,583	2,589,533	2,134,973	2,380,061

Total operating expenses before reimbursements	8,225,036	7,968,524	7,465,029	8,427,746

Operating income	67,696	112,355	254,540	133,843
Interest income, net, and other	420,542	406,031	257,162	296,190

Income before income taxes	488,238	518,386	511,702	430,033
Income tax expense	44,125	58,111	65,307	33,515

Net income	$444,113	$460,275	$446,395	$396,518

Net income per share:
Diluted	$0.04	$0.04	$0.04	$0.04

Weighted-average common shares outstanding:
Diluted	10,952,705	10,978,803	11,055,246	11,105,040

	Three Months Ended (unaudited)

	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003

As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Operating expenses before reimbursements:
Project personnel and related expenses	52.4%	49.1%	53.2%	56.5%
Sales and marketing	16.9%	15.6%	13.5%	11.0%
Recruiting, retention and training	1.7%	1.9%	2.4%	3.1%
Management and administrative	28.1%	32.0%	27.7%	27.8%

Total operating expenses before reimbursements	99.2%	98.6%	96.7%	98.4%

Operating income	0.8%	1.4%	3.3%	1.6%
Interest income, net, and other	5.1%	5.0%	3.3%	3.5%

Income before income taxes	5.9%	6.4%	6.6%	5.0%
Income tax expense	0.5%	0.7%	0.8%	0.4%

Net income	5.4%	5.7%	5.8%	4.6%

Years ended December 31, 2002 and 2003

          Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased $7.7 million or 19% to $32.7 million for the year ended December 31, 2003 from $40.4 million for the year ended December 31, 2002. We attribute this decline in net revenue to the slow growth rate of the U.S. economy and the negative impact that economic uncertainty has had on information technology (IT) spending. These factors have depressed the market for strategic technology services over the last 36 months. For the year ended December 31, 2003, we had 24 significant clients with each of these clients contributing $1.2 million to net revenue on average. We had 29 significant clients during the year ended December 31, 2002, each contributing $1.3 million to net revenue on average. We had two significant clients contributing more than 10% from net revenue each in 2003 and no clients contributed more than 10% from net revenue in 2002.

          Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. Project personnel and related expenses decreased $2.7 million or 13% to $17.3 million for the year ended December 31, 2003, from $19.9 million for the year ended December 31, 2002. The decrease results, in part, from reductions in consulting headcount. We employed 151 and 172 consultants on December 31, 2003 and 2002, respectively. Further, project personnel and related expenses were reduced both in 2002 and 2003 by a downward adjustment in the allowance for doubtful accounts which was $550,000 and $100,000, respectively. Our allowance for doubtful accounts was $0.5 million as of December 31, 2003, compared to $0.6 million as of December 31, 2002. The revised balances reflect more accurately our exposure to loss from non-paying customers, due to an overall reduction in business activity. The adjustments in both years were not due to any write-off of a specific customer account.

          Project personnel and related expenses represented 52.9% of net revenue for the year ended December 31, 2003, compared to 49.4% for the year ended December 31, 2002. This increase is due to the higher use of subcontractors in 2003 in addition to an escalation in the non-billable project related expenses. Net revenue per consultant was $217,000 in the year ended December 31, 2003, up from $214,000 in the year ended December 31, 2002. The slight change in net revenue per consultant versus the prior year is a result of the small increase in our effective hourly rate.

          In June 2001 Inforte offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. Approximately 90 people participated in the programs. Individuals who selected the leave of absence program received compensation at 20%-25% of regular pay if they remained available to return to full-time service. Salary costs for employees on leave of absence were expensed as incurred and included in the quarters ended September 2001 through June 2002 with the amounts declining in the later quarters. In January 2002, Inforte offered again a voluntary program similar to the June 2001 program, however, these latter programs were smaller in scope, involving approximately 30 people. In the fourth quarter 2002, Inforte enacted a further headcount reduction program, affecting approximately 20 individuals. All costs for this program were expensed in fourth quarter 2002. There were no significant headcount-reduction programs in the twelve months ended December 31, 2003.

          Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing and expenses decreased $1.4 million or 23% to $4.6 million for the year ended December 31, 2003 from $6.1 million in 2002. This decrease is due to lower headcount in this area, resulting in lower salary and benefit costs and a decrease in travel expense. Total sales and marketing headcount was 26 as of December 31, 2001, 22 as of December 31, 2002 and 14 as of December 31, 2003. Sales and marketing expenses as a percentage of net revenue dropped in 2003 to 14.2% from 15.0% in 2002.

          Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. Recruiting, retention and training expenses decreased by $0.5 million or 39% to $0.7 million for the year ended December 31, 2003 from $1.2 million for the year ended December 31, 2002. The decrease in spending is due primarily to less training activity due to lower company-wide headcount. Total employees declined from 294 as of December 31, 2001 to 229 as of December 31, 2002 to 189 as of December 31, 2003. Total recruiting retention and training headcount was 9 as of December 31, 2001, 5 as of December 31, 2002 and 2003. In addition, in the current economic environment of higher unemployment, recruiting efforts require fewer expenses, such as recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. Recruiting, retention and training expenses as a percentage of net revenue decreased to 2.3% for the year ended December 31, 2003 from 3.0% in 2002.

          Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance, and depreciation and amortization of capitalized computers, purchased software and property. Management and administrative expenses decreased $3.4 million or 27% to $9.4 million for the year ended December 31, 2003 from $12.9 million in 2002. For the year ended December 31, 2003, management and administrative expenses decreased to 28.9% as a percent of revenue from 31.9% in the prior year period, as net revenue declined at a slower rate than management and administrative expenses. During 2003 most management and administrative areas had lower expenses relative to 2002. Expense reductions related primarily to lower headcount and lower facilities costs. Total management and administrative headcount declined from 30 as of December 31, 2002 to 19 as of December 31, 2003. Lease expense in 2003 was lower than lease expense in 2002 due to a write-down to lease expense in 2002 of $0.6 million necessitated by a downward revision in our initial estimate of sublease income due to a reduction in the rental price of office space. In addition to that, in the third quarter on 2003, we reversed $146,000 of previously recognized losses as we succeeded in subletting a portion of the abandoned office space, which had been initially regarded as unsuitable for sublease. The initial charge in 2001 was determined based on future lease obligations less estimated sublease income.

          Interest income, net and other. During the year ended December 31, 2003, interest income, net and other decreased $0.7 million, or 35% to $1.4 million. The decrease was due to the reinvestment of matured securities into similar type securities at lower market interest yields.

          Income tax expense. Income tax expense for the year ended December 31, 2003 was 10.3% of pre-tax income versus income tax expense of 28.2% of pre-tax income in 2002. The decrease in the effective income tax rate results primarily from a reduction of income tax expense by $500,000 to account for a decline in certain estimates for nondeductible expenses and state and international income tax liabilities, offset in part by a drop in 2003 tax-exempt interest income as a percentage of pretax book income.

Years ended December 31, 2001 and 2002

          Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased $7.4 million or 15% to $40.4 million for the year ended December 31, 2002 from $47.7 million for the year ended December 31, 2001. We attribute this decline in net revenue to the slow growth rate of the U.S. economy and the negative impact that economic uncertainty has had on information technology (IT) spending. These factors have depressed the market for strategic technology services over the 24 months ending December 31, 2002. For the year ended December 31, 2002, we had 29 significant clients with each of these clients contributing $1.3 million to net revenue on average. We had 43 significant clients during the year ended December 31, 2001, each contributing $1.0 million to net revenue on average. From 1997 through 2002, we have not had a client accounting for more than 10% of our net revenue.

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

          Project personnel and related expenses represented 49.4% of net revenue for the year ended December 31, 2002, compared to 55.2% for the year ended December 31, 2001. This decrease is due to consulting headcount declining at a faster rate than the rate of net revenue decline. Net revenue per consultant was $214,000 in the year ended December 31, 2002, up from $173,000 in the year ended December 31, 2001. The increase in net revenue per consultant versus the prior year results from higher consultant utilization as excess consulting capacity was reduced, offset slightly by a small decline in our effective hourly rate.

          In June 2001 Inforte offered a six-to-nine-month voluntary leave of absence program and a voluntary resignation program to employees in underutilized areas. Approximately 90 people participated in the programs. Individuals who selected the leave of absence program received compensation at 20%-25% of regular pay if they remained available to return to full-time service. Individuals who chose the voluntary resignation package received pay through the end of August 2001. All costs related to resigning employees were included either in our June 2001 quarter results or our September 2001 quarter results. In October 2001, Inforte again offered voluntary programs similar to the June 2001 program, however, these latter program was smaller in scope, involving approximately 20 people.

          Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing and  and costs to expenses decreased $1.0 million or 14% to $6.1 million for the year ended December 31, 2002 from $7.1 million in 2001. This decrease is due to lower headcount in this area, resulting in lower salary and benefit costs and a decrease in travel expense. Total sales and marketing headcount was 31 as of December 31, 2000, 26 as of December 31, 2001 and 22 as of December 31, 2002. Sales and marketing expenses as a percentage of net revenue were stable in 2002 at 15.0% versus 14.8% in 2001.

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

          Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance, and depreciation and amortization of capitalized computers, purchased software and property. Management and administrative expenses decreased $0.3 million or 2% to $12.9 million for the year ended December 31, 2002 from $13.2 million in 2001 For the year ended December 31, 2002, management and administrative expenses increased as a percent of revenue to 31.9% from 27.7% in the prior year period, as net revenue declined at a greater rate than management and administrative expenses. During 2002 some management and administrative areas had lower expenses relative to 2001, while other areas had higher expenses. Expense reductions related primarily to lower headcount and lower facilities costs. Total management and administrative headcount declined from 53 as of December 31, 2000 to 42 as of December 31, 2001 and 30 as of December 31, 2002. Lease expense in 2002 is lower than lease expense in 2001 due to a write-down of $1.1 million in 2001 for abandoned lease space which we were working to sublet. The 2001 charge was determined based on future lease obligations less estimated sublease income. During 2002 we recorded an additional charge of $0.6 million to lease expense as our estimate of sublease income has decreased due to a reduction in the rental price of office space. Offsetting the overall reduction in management and administrative salary expense were increased costs for variable executive compensation resulting from improved operating income, severance costs related to senior management terminations and start-up costs for new practice areas. Business insurance costs also increased significantly.

          Interest income, net and other. During the year ended December 31, 2002, interest income, net and other decreased $1.3 million, or 38% to $2.1 million. The decrease was due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances as a result of Inforte’s stock buyback program.

          Income tax expense. Income tax expense for the year ended December 31, 2002 was 28.2% of pre-tax income versus income tax expense of 161.5% of pre-tax income in 2001. The unusually high tax rate for 2001 results primarily from expenses not deductible for income tax purposes, the most significant of which is the non-cash, non-recurring stock compensation expense. Excluding the non-cash, non-recurring stock compensation expense, effective income tax expense was 29.9% of pre-tax income in 2001. The decrease of the tax rate in 2002 versus 2001, excluding the non-cash, non-recurring stock compensation expense, reflects the adjustment of certain estimates for non-deductible expenses and state and internal tax obligations. This decrease is partially offset by the tax effect of having less interest income from tax exempt and tax advantaged investments. The 2002 income tax expense was the sum of a) operating income times a 41.6% combined federal and state tax rate and b) interest income, net and other times a reduced tax rate of 26.5%.

Liquidity and Capital Resources

          Cash and cash equivalents increased from $19.2 million as of December 31, 2002 to $24.1 million as of December 31, 2003. Short-term marketable securities decreased from $31.3 million as of December 31, 2002 to $25.5 million as of December 31, 2003. Long-term marketable securities increased from $16.8 million as of December 31, 2002 to $18.2 million as of December 31, 2003. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents, short-term and long-term marketable securities increased from $67.3 million to $67.7 million during the year ended December 31, 2003.

          During 2003, Inforte’s cash flow from operations was positive $0.8 million and capital expenditures were $0.4 million, resulting in $0.4 million of positive free cash flow (cash flow from operations minus capital expenditures). Financing activities resulted in a cash inflow of $0.6 million from employees participating in stock purchase and stock option plans.

          In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2003, we have made no repurchases under this second program. On December 31, 2003, Inforte had 10,957,432 shares outstanding and $67.7 million in cash and marketable securities, resulting in $6.18 of cash and marketable securities per basic share. As of December 31, 2003, the public float (shares not held by executive officers and directors) totaled 6.8 million shares or 62% of total outstanding shares.

          Inforte believes that its current cash, cash equivalents and marketable securities will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

          All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S. and U.K. banks, high-grade municipal and U.S.government agencies bonds and other high quality, short-term obligations of U.S. companies. Short-term and long-term marketable securities are available-for-sale securities that are recorded at fair market value. The difference between amortized cost and fair market value, net of tax, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

          Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.

	Payments Due by Period

	Total	2004	2005	2006

	(in thousands)
Contractual Obligations
Long-term debt	—	—	—	—
Capital lease obligations
Operating leases	$5,507	2,463	2,475	569
Unconditional purchase obligations	—	—	—	—
Other long-term obligations	—	—	—	—

Total contractual cash obligations	$5,507	2,463	2,475	569

Critical Accounting Policies

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

          Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

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

          Financial Instruments. Short-term and long-term marketable securities are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

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

          Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Recently Issued Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”). Interpretation No. 46 clarified the application of Accounting Research Bulletin Number 51, “Consolidated Financial Statements” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January

31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003.

          In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. The adoption of Revised Interpretation No. 46 will not have a material impact on our financial position or results of operations.

          In May 2003, the FASB issued Statement Number 150, “Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both” (“SFAS No. 150”). This limited scope statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are to be classified and measured. In November 2003, the FASB issued FASB Staff Position Number 150-3, which deferred indefinitely the effective date of SFAS No. 150 as it relates to certain mandatorily redeemable non-controlling interests. SFAS No. 150 was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have a material impact on our financial position or results of operations.

          On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued SAB 104, Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

Subsequent Events

          On March 12, 2004 Inforte acquired COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services. Under the terms of the merger agreement, Inforte paid $5.5 million in cash on closing with an additional aggregate cash payment of $500,000 in cash within 45 days after closing based on a closing statement calculation of cash less transaction costs. Supplementary cash amounts of up to $6.3 million may be paid over 2005 and 2006 based on 2004 performance.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

          During 2003, our international revenues were over 20% of our total net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international revenue going forward could be limited.

Interest Rate Risk

          As of December 31, 2003 Inforte’s total short-term and long-term marketable securities equaled $67.7 million. During 2003, interest income represented 71% of Inforte’s pre-tax income. As a result, fluctuations in interest rates can have a significant impact on our net income (loss) per share. We estimate that the impact on interest income from a 1 percentage point change in interest rates could change our annual net income (loss) per share by approximately $0.06 per diluted share. Our estimate is calculated using investment balances as of December 31, 2003 and diluted weighted average shares outstanding for the year then ended.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements, and the related notes thereto, of Inforte and the Report of Independent Auditors are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Inforte Corp. and subsidiaries

          We have audited the accompanying balance sheet of Inforte Corp. as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inforte Corp. at December 31, 2003 and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois
January 23, 2004, except for Note 8 and Note 15 which are as of March 12, 2004.

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Inforte Corp.

          We have audited the accompanying balance sheet of Inforte Corp. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inforte Corp. at December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
January 21, 2003

INFORTE CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

Assets
Current assets:
Cash and cash equivalents	$19,185,820	$24,070,988
Short-term marketable securities	31,340,299	25,471,395
Accounts receivable, less allowance for doubtful accounts of $600,000 at December 31, 2002 and $500,000 at December 31, 2003	4,499,960	4,311,170
Prepaid expenses and other current assets	1,098,219	687,667
Interest receivable on investment securities	496,599	372,189
Deferred income taxes	1,224,005	664,268

Total current assets	57,844,902	55,577,677

Computers, purchased software and property, net	1,077,827	714,236
Long-term marketable securities	16,819,270	18,187,217
Deferred income taxes	328,113	326,435

Total assets	$76,070,112	$74,805,565

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$240,361	$573,274
Income taxes payable	291,170	298,729
Accrued expenses	5,194,683	3,558,095
Accrued loss on disposal of leased property	1,126,229	558,439
Deferred revenue	4,486,727	2,616,912

Total current liabilities	11,339,170	7,605,449
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2002 and 2003	—	—
Common stock, $0.001 par value; authorized — 50,000,000 shares; issued and outstanding — 10,799,386 as of December 31, 2002 and 10,957,432 as of December 31, 2003	10,799	10,957
Additional paid-in capital	79,192,280	79,791,407
Cost of common stock in treasury, 2,720,823 as of December 31, 2002 and 2003	(24,997,277)	(24,997,277)
Retained earnings	10,276,174	12,023,475
Accumulated other comprehensive income	248,966	371,554

Total stockholders’ equity	64,730,942	67,200,116

Total liabilities and stockholders’ equity	$76,070,112	$74,805,565

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2001	2002	2003

Revenues:
Revenue before reimbursements (net revenue)	$47,735,606	$40,354,865	$32,654,769
Reimbursements	6,259,841	5,697,018	4,741,760

Total Revenues	53,995,447	46,051,883	37,396,529
Operating expenses:
Project personnel and related expenses	26,333,782	19,934,040	17,263,130
Reimbursed expenses	6,259,841	5,697,018	4,741,760
Sales and marketing	7,073,390	6,051,680	4,643,811
Recruiting, retention and training	2,869,356	1,222,160	743,244
Management and administrative	13,207,051	12,883,733	9,436,150
Non-cash, non-recurring stock compensation expense (see footnote 2)	1,374,000	—	—

Total operating expenses	57,117,420	45,788,631	36,828,095

Operating income (loss)	(3,121,973)	263,252	568,434
Interest income, net and other	3,433,436	2,123,873	1,379,925

Income before income taxes	311,463	2,387,125	1,948,359
Income tax expense	503,134	672,297	201,058

Net income (loss)	$(191,671)	$1,714,828	$1,747,301

Net income (loss) per share:
Basic	$(0.02)	$0.15	$0.16

Diluted	$(0.02)	$0.15	$0.16

Weighted average common shares outstanding:
Basic	12,472,070	11,314,602	10,897,856

Diluted	12,472,070	11,647,477	11,017,572

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity

	Number of Shares	Amount

Balance at January 1, 2001	12,702,926	$12,703	$74,192,205	$—	$8,753,017	$85,939	$83,043,864
Stock option and purchase plans	381,340	382	1,319,317	—	—	—	1,319,699
Compensation recognized related to stock options	—	—	1,549,000	—	—	—	1,549,000
Tax benefit of disqualifying dispositions of stock options	—	—	855,862	—	—	—	855,862
Purchase of common stock for treasury	(1,492,702)	(1,493)	—	(14,502,306)	—	—	(14,503,799)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(26,509)	(26,509)
Unrealized gain on available-for-sale securities	—	—	—	—	—	156,857	156,857
Net loss	—	—	—	—	(191,671)	—	(191,671)

Comprehensive loss	—	—	—	—	—	—	(61,323)

Balance at December 31, 2001	11,591,564	$11,592	$77,916,384	$(14,502,306)	$8,561,346	$216,287	$72,203,303
Stock option and purchase plans	435,943	435	952,616	—	—	—	953,051
Tax benefit of disqualifying dispositions of stock options	—	—	323,280	—	—	—	323,280
Purchase of common stock for treasury	(1,228,121)	(1,228)	—	(10,494,971)	—	—	(10,496,199)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	111,997	111,997
Unrealized loss on available-for-sale securities	—	—	—	—	—	(79,318)	(79,318)
Net income	—	—	—	—	1,714,828	—	1,714,828

Comprehensive income	—	—	—	—	—	—	1,747,507

Balance at December 31, 2002	10,799,386	$10,799	$79,192,280	$(24,997,277)	$10,276,174	$248,966	$64,730,942
Stock option and purchase plans	158,046	158	583,897	—	—	—	584,055
Compensation reversed related to stock options	—	—	(75,000)	—	—	—	(75,000)
Tax benefit of disqualifying dispositions of stock options	—	—	90,230	—	—	—	90,230
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	276,800	276,800
Unrealized loss on available-for-sale securities	—	—	—	—	—	(154,212)	(154,212)
Net income	—	—	—	—	1,747,301	—	1,747,301

Comprehensive income	—	—	—	—	—	—	1,869,889

Balance at December 31, 2003	10,957,432	$10,957	$79,791,407	$(24,997,277)	$12,023,475	$371,554	$67,200,116

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2001	2002	2003

Cash flows from operating activities
Net income (loss)	$(191,671)	$1,714,828	$1,747,301
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,682,601	1,456,483	1,385,497
Non-cash stock compensation	1,549,000	—	(75,000)
Deferred income taxes	(841,887)	531,255	561,415
Changes in operating assets and liabilities:
Accounts receivable	3,847,228	888,607	188,790
Prepaid expenses and other current assets	(103,046)	414,164	586,385
Accounts payable	(182,658)	(159,572)	332,913
Income taxes	2,568,839	447,242	97,789
Accrued expenses and other	(2,178,342)	796,788	(2,204,378)
Deferred revenue	(409,370)	(3,677,958)	(1,869,815)

Net cash provided by operating activities	5,740,694	2,411,837	750,897

Cash flows from investing activities
(Purchases of) Proceeds from marketable securities	(14,368,642)	6,186,245	3,646,360
Purchases of property and equipment	(387,257)	(242,178)	(429,577)

Net cash (used in) provided by investing activities	(14,755,899)	5,944,067	3,216,783

Cash flows from financing activities
Stock option and purchase plans	1,319,699	953,051	584,055
Purchase of common stock	(14,503,799)	(10,496,199)	—

Net cash provided by (used in) financing activities	(13,184,100)	(9,543,148)	584,055

Effect of change in exchange rates on cash	15,218	165,271	333,433

Net increase (decrease) in cash and cash equivalents	(22,184,087)	(1,021,973)	4,885,168
Cash and cash equivalents, beginning of year	42,391,880	20,207,793	19,185,820

Cash and cash equivalents, end of year	$20,207,793	$19,185,820	$24,070,988

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Business

          Inforte Corp. is a customer strategy and solutions consultancy that helps clients improve performance by tying together customer and corporate strategy. Inforte combines strong business and operational planning with innovative software solutions to ensure its client base serves the right customers in the right ways to generate the greatest return.

          In the fourth quarter of 2003 Inforte Corp. owned 100% of Inforte India Holding Company, a Delaware corporation which in turn owned 100% of Inforte India Private Ltd., a company legally domiciled in India. As of December 2003 efforts were under way to establish and commence business operations in Delhi, India in the first half of 2004.

2.       Significant Accounting Policies

Cash and Cash Equivalents

          All highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S. and U.K. banks, money market and auction instruments and other high quality, short-term obligations of U.S. companies or local governmental bodies.

Accounts Receivable, net

          Credit is extended based on evaluation of a customer’s financial condition, and generally, collateral is not required. Accounts receivable are due within 0 to 30 days and are stated at amounts due from customers. Accounts outstanding longer than the contractual payments terms are considered past due.

          The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.

          Changes in the Company’s allowance for doubtful accounts are as follows for the years ended December 31:

	2001	2002	2003

Balance at beginning of period	$1,150,000	$1,150,000	$600,000
Bad debt expense	—	—	—
Accounts written off	—	—	—
Adjustments	—	550,000	100,000
Recoveries	—	—	—
Balance at end of period	$1,150,000	$600,000	$500,000

Financial Instruments

          Short-term and long-term marketable securities are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were $19,560 in 2001 and were not material in 2003 or 2002. Unrealized gains were accounted for in other comprehensive income and totaled $237,523 as of December 31, 2002 and were immaterial in the year ended December 31, 2003.

Principles of Consolidation

          The consolidated financial statements include the accounts of Inforte and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Significant Accounting Policies (Continued)

Computers, Purchased Software, and Property

          Computers, purchased software, and property are stated at cost. Inforte provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Office furniture	3-5 years
Computers and equipment	2-3 years
Purchased software	2-3 years
Leasehold improvements	Estimated useful life or life of lease, whichever is shorter

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

Stock-Based Compensation

          Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to options and warrants issued to employees. For options issued to employees during the years ended December 31, 2003, 2002 and 2001, no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2003, 2002 and 2001, net income and net income (loss) per share would have been as follows:

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Significant Accounting Policies (Continued)

	Year ended December 31,

	2001	2002	2003

Net income (loss), as reported	$(191,671)	$1,714,828	$1,747,301
Add: Stock-based compensation expense recorded, net of related tax effects	1,374,000	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,437,671)	(5,659,459)	(4,553,830)
Pro forma net income (loss)	$(4,255,342)	$(3,944,631)	$(2,806,529)
Net income (loss), per share:
Basic — as reported	$(0.02)	$0.15	$0.16
Basic — pro forma	$(0.34)	$(0.35)	$(0.26)
Diluted — as reported	$(0.02)	$0.15	$0.16
Diluted — pro forma	$(0.34)	$(0.35)	$(0.26)

          Compensation expense related to options in 2001 totaled $1,549,000, of which $1,374,000 was for a performance-based stock option and the remaining $175,000 was for options that were granted to a member of the Board of Directors for consulting services. We have listed the performance-based stock option expense as a separate line of the consolidated statements of operations due its magnitude and non-recurring nature. Note that this expense would otherwise be included entirely in the management and administrative expense line. The exercise price on all of these options grants equaled fair market value at the time of grant.

Income taxes

          Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect in the periods when such differences are expected to reverse.

Net income (loss) per share

          Basic and diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of common stock issuable upon the exercise of stock options.

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

Foreign Currency Translation

          Assets and liabilities of the Company’s foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rate for the year. Translation adjustments are classified as a separate component of stockholders’ equity. Gains and losses arising from intercompany foreign currency transactions that are of a long-term-investment nature are reported in the same manner as translation adjustments.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Significant Accounting Policies (Continued)

Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Concentration of Credit Risk

          Inforte’s financial instruments consist of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable and accounts payable. At December 31, 2002 and 2003, the fair value of these instruments approximated their consolidated financial statement carrying amounts.

          Inforte performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Inforte maintains an allowance for potential credit losses, and such losses have been within management’s expectations.

          For the year ended December 31, 2001, two customers accounted for 9% and 1%, respectively, of revenue and 17% and 16%, respectively, of accounts receivable at December 31, 2001. For the year ended December 31, 2002, two customers accounted for 9% and 2%, respectively, of revenue and 19% and 10%, respectively, of accounts receivable at December 31, 2002. For the year ended December 31, 2003, three customers accounted for 8%, 16% and 13%, respectively, of net revenue and 31%, 17% and 8%, respectively, of accounts receivable at December 31, 2003.

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

Advertising Costs

          Inforte expenses the cost of advertising as incurred. Such costs are included in sales and marketing in the consolidated statements of operations. In the years 2001, 2002 and 2003 advertising costs were immaterial.

Reclassifications

          Certain 2001 balances have been reclassified to conform to 2002 and 2003 financial statement presentation.

3.       Financial Instruments

          The portfolio of short-term and long-term marketable securities (including cash and cash equivalents) consisted of the following:

	Year ended December 31, 2002			Year ended December 31, 2003

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Market Value	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Market Value

Cash	$5,785,820	$—	$5,785,820	$18,778,303	$—	$18,778,303
Municipal notes/bonds	16,400,000	8,355	16,408,355	26,953,273	(3,972)	26,949,301
Corporate bonds	17,921,103	161,041	18,082,144	14,997,171	(5,525)	14,991,646
Corporate auction preferreds	17,000,000	—	17,000,000	—	—	—
U.S. government agencies	10,000,943	68,127	10,069,070	7,000,674	9,676	7,010,350

	$67,107,866	$237,523	$67,345,389	$67,729,421	$179	$67,729,600

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Financial Instruments (Continued)

          Inforte considers all marketable securities with maturities of one year or less as of December 31, 2002 or December 31, 2003 to be short term. Long-term marketable securities consist of marketable securities with remaining maturities of greater than twelve months.

          Contractual maturities of investments in debt securities December 31, 2002 and 2003:

	Year ended December 31, 2002		Year ended December 31, 2003

	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value

Less than one year	$28,327,991	$28,440,299	$31,749,959	$31,764,079
Due in 1-2 years	5,993,112	6,050,200	10,200,484	10,176,867

Investment in debt securities	$34,321,103	$34,490,499	$41,950,443	$41,940,946

4.       Accrued expenses and accrued loss on disposal of leased property

          Accrued expenses as of December 31, 2002 and 2003:

	Year ended December 31, 2002	Year ended December 31, 2003

Compensation and employee benefits	$2,788,925	$1,846,711
Professional and ancillary services	1,376,586	756,319
Payroll, sales and other non-income taxes	519,273	542,143
Rent	509,899	412,922

Total accrued expenses	$5,194,683	$3,558,095

          During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of Chicago facilities consist of contractual rental commitments for office space being vacated and unamortized leasehold improvements related to this space less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our Chicago office space was approximately 17,770 square feet, all of which were vacated as of December 31, 2001. Total charges related to this reduction of office space in 2001 and 2002 were $1,107,841 and $605,062, respectively and there was a reversal of previously recognized losses of $145,978 in 2003. These charges as well as the loss reversal were recorded as a component of Management and Administrative expenses in the 2001, 2002 and 2003 Consolidated Statement of Operations. At December 31, 2002 and 2003 the Company recorded $1,126,229 and $558,439 as Accrued Expenses on the Consolidated Balance Sheet. If we vacate additional space, if future sub-lease income is less than estimated, or if we are unable to sub-lease our vacated space, additional charges in future periods will be necessary.

          Charges for restructuring as of, and for the twelve months ended December 31, 2003 and 2002 were as follows:

Year ended December 31, 2002	Balance 12/31/01	Expense	Cash payments	Adjustments	Balance 12/31/02

Lease termination	$1,107,841	$(83,019)	$(503,654)	$605,061	$1,126,229

Year ended December 31, 2003	Balance 12/31/02	Expense	Cash payments	Adjustments	Balance 12/31/03

Lease termination	$1,126,229	$(55,021)	$(366,791)	$(145,978)	$558,439

5.       Computers, Purchased Software, and Property

          Computers, purchased software and property at December 31 consist of the following:

	2002	2003

Office furniture	$294,737	$282,169
Computers and equipment	1,057,104	623,502
Leasehold improvements	803,520	796,387
Purchased software	701,470	381,988

	2,856,831	2,084,046
Less: Accumulated depreciation and amortization	1,779,004	1,369,810

	$1,077,827	$714,236

6.       Income Taxes

          For the twelve months ending December 31, 2003 federal taxes paid were $608,000 and refunds from net operating losses pertaining to previous years were $934,240. There were no federal taxes paid in 2001 and 2002. State income taxes paid were $103,568 and $61,372 in 2003 and 2001, respectively and there were no state taxes paid in 2002. In addition, refunds of state income taxes totaled $433,418 in 2003. These refunds were due to a net operating loss in 2001 carried back and taken as a deduction in 2000.

Income tax expense (credit) for the years ended December 31, 2001, 2002 and 2003 consists of the following:

	2001	2002	2003

Current:
Federal	$1,134,400	$169,062	$(619,609)
State	65,431	21,979	(226,727)
Foreign	100,000	(50,000)	485,979

Total current provision	1,299,831	141,041	(360,357)
Deferred:
Federal	(773,465)	470,138	496,826
State	(23,232)	61,118	64,589

Total deferred provision (credit)	(796,697)	531,256	561,415

Total provision for income taxes	$503,134	$672,297	$201,058

          The reconciliation of income taxes computed using the federal statutory rate of 35% for the years ended December 31, 2001, 2002 and 2003 is as follows:

	2001	2002	2003

	(in thousands)
Federal statutory income tax	$110	$834	$475
State income tax, net of federal tax benefit	122	109	(154)
Nondeductible expenses	165	59	61
Tax exempt and tax advantaged interest income	(578)	(280)	(131)
Non-deductible stock compensation expense	551	—	—
Effect of international taxes	100	(50)	(50)
Other	33	—	—

	$503	$672	$201

          The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2002 and 2003 are as follows:

	December 31,

	2002	2003

Deferred income tax assets:
Allowance for doubtful accounts	$237,300	$197,750
Accrued loss on lease	445,424	203,567
Book over tax depreciation	126,447	163,124
Accrued bonuses, vacation and health insurance costs	294,237	134,788
Other	247,044	128,163
Deferred rent	201,666	163,311

Total deferred tax assets	$1,552,118	$990,703

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Net Income (Loss) per Share

          The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year ended December 31,

	2001	2002	2003

Numerator
Numerator for basic and diluted net income (loss) per common share:
Net income (loss)	$(191,671)	$1,714,828	$1,747,301

Denominator
Denominator for basic earnings per common share:
Weighted-average shares	12,472,070	11,314,602	10,897,856

Effect of dilutive securities:
Employee stock options	—	332,875	119,716

Denominator for diluted earnings per common share:
Adjusted weighted-average shares	12,472,070	11,647,477	11,017,572

Weighted-average anti-dilutive stock options	1,304,652	1,642,286	1,728,293

          The following table sets forth common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods indicated:

	Year ended December 31,

	2001	2002	2003

Weighted average effect of common stock equivalents:
Employee stock options	802,244	—	—

8.       Related Party Transactions

          Transactions with related parties are entered into only upon approval by a majority of the independent directors of Inforte and only with terms comparable to those that would be available from unaffiliated parties.

          Inforte has entered into an agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer, among others, pursuant to which Marketing Scientists conveyed its interest in, or, where such conveyance may not be permitted, agreed to subcontract its right to perform under, certain contracts and prospective contracts to Inforte and Mr. Sutton granted to Inforte a fully paid, non-exclusive, non-transferable license to use the book titled, Enterprise Marketing Management. Mr. Sutton is a member and 50% owner of Marketing Scientists. In consideration for the conveyance of certain contracts and prospective contracts, Inforte agreed to pay Marketing Scientists the lesser of 30% of, or the actual gross margin realized by Inforte on, revenues recognized by Inforte in 2004 from Inforte’s performance of work with respect to such contracts or prospective contracts. Payments will be made in cash quarterly with respect to revenues recognized during the preceding quarter. As of the date of these financial statements, Inforte has not yet made any payment to Marketing Scientists under this agreement. Marketing Scientists is the entity through which Mr. Sutton conducted consulting services prior to his employment as president and chief operating officer of Inforte in December 2003. In connection with its conveyance of certain contracts and prospective contracts, Marketing Scientists has entered into a covenant not to compete in favor of Inforte with respect to strategy and technology consulting services. However, Marketing Scientists will finish one remaining engagement, with assistance from Inforte. Inforte has agreed to pay Mr. Sutton and the other owner of Marketing Scientists, who also is now employed by Inforte, 2.5% each of the revenues recognized by Inforte on this work.

          During 2003, in consideration for strategy consulting services, Inforte agreed to pay Michael E. Porter an annual fee of $50,000 over the three years ending December 31, 2005 and issued to him 20,000 shares of Inforte restricted stock, subject to a forfeiture clause. Under the terms of the agreement, forfeiture will lapse upon completion by Dr. Porter of certain objectives still to be performed.

          In addition, in 2003, Inforte paid Mr. Porter a $80,000 fee, and reimbursed him for lodging expenses of $763, in connection with his conducting a senior executive-level strategy conference for Inforte directed towards U.K-based Inforte clients and prospects.

          During 2003, in consideration for marketing consulting services, Inforte paid Philip Kotler a fee of $5,000.

          Inforte believes that all transactions between Inforte and its officers, directors, principal stockholders and other affiliates have been and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Stockholders’ Equity

Stock Option and Incentive Plans

          The 1995 Incentive Stock Option Plan (the “1995 Plan”) provides for the issuance of incentive stock options and nonqualified stock options to officers and other key employees of Inforte. Inforte has reserved an aggregate of 4,900,000 shares for issuance under the 1995 Plan, of which 365,000 were available for grant as of December 31, 2003. As of December 31, 2003, Inforte does not intend to issue any additional options under the 1995 Plan.

          On December 31, 1997, the stockholders approved the 1997 Incentive Compensation Plan (the “1997 Plan”), which permits the grant of stock options and other stock awards to employees and directors of Inforte.

          On December 1, 1999, the stockholders approved the Amended and Restated Inforte Corp. 1997 Incentive Compensation Plan. Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance through the amended 1997 Plan, plus annual increases beginning in 2001 equal to the lesser of: (1) 1,000,000 shares, (2) 5% of the total shares of common stock outstanding or (3) a number determined by the Board of Directors. The “evergreen provisions” of Inforte’s Amended and Restated 1997 Incentive Compensation Plan and the Amended and Restated 1999 Employee Stock Purchase Program (collectively, the “Equity Programs”) allowed for an automatic increase in the number of shares available for grant in the Equity Programs by a formulaic amount at the beginning of each year. In 2003 the Board of Directors abolished the “evergreen provisions” on the grounds that these provisions had been an administrative convenience in hyper-growth times, but were no longer necessary, nor desirable from a governance and dilution perspective. Of the shares of common stock available under this 1997 Plan, 1,438,213 were available for grant as of December 31, 2003. The 1997 Plan authorizes the grant of both incentive and nonqualified stock options, and further authorizes the grant of stock appreciation rights independently of or with respect to options granted or outstanding. Stock options generally have 10-year terms and vest in accordance with provisions determined by the Board of Directors. A restricted stock program, performance program and bonus shares program have also been established under the 1997 Plan. Awards under the restricted stock program and performance program are earned over a period of time upon the achievement of certain criteria. Restricted share grants may not be sold or otherwise disposed of until the restrictions lapse. Performance shares are payable in cash, common stock, or a combination thereof when earned. Bonus shares allow participants to elect to receive shares of common stock in lieu of a portion or all of cash bonuses paid by Inforte. In 2003, 20,000 restricted shares were granted to a non-employee director for consulting services yet to be performed. No compensation expense related to the restricted shares grant was recognized in 2003 and no restricted stock grants were made in 2001 or 2002. Stock appreciation rights have not been granted as of December 31, 2003.

          A combined summary of stock option information from the 1995 Plan and the 1997 Plan follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding on December 31, 2000	2,591,437	$16.07
Granted	1,003,418	12.22
Exercised	(267,339)	1.82
Canceled	(453,943)	17.66

Outstanding on December 31, 2001	2,873,573	$15.80
Granted	1,036,326	9.84
Exercised	(391,938)	1.68
Canceled	(728,697)	22.50

Outstanding on December 31, 2002	2,789,264	$13.82
Granted	874,500	8.18
Exercised	(111,462)	4.07
Canceled	(719,051)	15.04

Outstanding on December 31, 2003	2,833,251	12.16

Exercisable at December 31, 2003	1,063,372	$15.15

Weighted average fair value of options granted during twelve months ended December 31, 2003		$3.39

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Stockholders’ Equity (Continued)

	Year ended December 31,

	2001	2002	2003

Shares available for grant under 1995 Plan and 1997 Plan	1,601,042	1,958,662	1,803,213

Range of Exercise Prices	Number of Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Exercisable Options at 12/31/03	Weighted Average Exercise Price

$0.05-$3.50	83,126	4.8	$0.97	81,840	$0.96
$3.51-$7.75	319,990	5.8	6.86	174,485	7.00
$7.76-$11.00	1,439,433	9.2	9.00	258,810	9.97
$11.01-$13.97	665,212	7.5	12.44	305,105	12.64
$13.98-$32.00	211,002	6.3	30.53	152,888	31.19
$32.01-$71.81	114,488	6.1	39.27	90,244	39.98

Total	2,833,251	7.9	$12.16	1,063,372	$15.15

          In December 1999, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”) reserving 200,000 shares for issuance, plus annual increases beginning in 2001 equal to the lesser of (1) 400,000 shares, (2) 2% of the total shares of common stock outstanding or (3) a number determined by the Board of Directors. The Purchase Plan became effective upon the completion of the Company’s initial public offering, in February 2000. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. For the years ended December 31, 2001, 2002 and 2003, 144,000, 44,005 and 27,109 shares, respectively, were purchased under the Purchase Plan with weighted average prices of $7.31, $6.70 and $4.83 per share, respectively. In December of 2002 the Purchase Plan was modified to establish the purchase price at 92% of fair market value at the date of purchase for any new enrollees of the Purchase Plan on or after December 31, 2002. The “evergreen provisions” of Inforte’s Amended and Restated 1997 Incentive Compensation Plan and the Amended and Restated 1999 Employee Stock Purchase Program (collectively, the “Equity Programs”) allowed for an automatic increase in the number of shares available for grant in the Equity Programs by a formulaic amount at the beginning of each year. In 2003 the Board of Directors abolished the “evergreen provisions” on the grounds that these provisions had been an administrative convenience in hyper growth times, but were no longer necessary, nor desirable from a governance and dilution perspective.

          To date, Inforte has not granted options with exercise prices other than the market value on the grant date.

          The fair value of stock options used to compute pro forma net income and pro forma net income per share is the estimated present value at grant date using the Black Scholes option pricing model for option grants issued on or after February 17, 2000 and the minimum value method on option grants issued prior to February 17, 2000. The option pricing models assumptions were:

	2001	2002	2003

Dividend yield	0%	0%	0%
Volatility	80%	65%	48%-63%
Risk-free interest rate	3.75%-4.89%	2.49%-4.66%	2.09%-2.84%
Weighted-average expected option life (in years)	4.0	4.0	4.0

          Pro forma net income and net income (loss) per share assuming we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2003, 2002 and 2001, are disclosed in Note 2.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Lease Commitments

          Inforte leases certain office facilities under noncancelable operating leases that expire at various dates through 2006.

          At December 31, 2003, Inforte was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

2004	$2,462,532
2005	2,475,099
2006	568,795

Total minimum lease payments	$5,506,426

          Rent expense for operating leases was $3,362,463, $2,679,019 and $1,828,388 for the years ended December 31, 2001, 2002 and 2003, respectively.

11.     Benefit Plan

          Inforte sponsors a 401(k) savings plan covering all employees. Inforte has not made any matching or discretionary contributions to the plan. We do not consider administrative costs during 2001, 2002 and 2003 related to this plan to be material. In October 2003, the Board of Directors approved the Amended and Restated Inforte Corp. 401(k) Plan and the appointment of a new non-discretionary trustee of the plan effective January 1, 2004.

12.     Common Stock in Treasury

          Inforte’s Board of Directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of December 31, 2002 the entire amount authorized had been repurchased. The Board approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of December 31, 2003 as no repurchases were made during the year then ended. During 2002, Inforte repurchased 1,228,121 shares of its common stock for $10.5 million at an average price of $8.55. In total, during 2001 and 2002, Inforte repurchased 2,720,823 shares of its common stock for $25.0 million at an average price of $9.19.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Quarterly Financial Results (unaudited)

          The following tables set forth certain unaudited quarterly results of operations of Inforte for 2002 and 2003. The quarterly operating results are not necessarily indicative of future results of operations.

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

Net income per share:
Diluted	$0.01	$0.03	$0.05	$0.06

Weighted-average common shares outstanding:
Diluted	12,213,343	12,132,150	11,297,985	10,918,968

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Quarterly Financial Results (unaudited) (Continued)

	Three Months Ended (unaudited)

	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003

Revenues:
Revenue before reimbursements (net revenue)	$8,292,732	$8,080,879	$7,719,569	$8,561,589
Reimbursements	1,337,559	1,359,150	1,101,612	943,439

Total revenues	9,630,291	9,440,029	8,821,181	9,505,028
Operating expenses:
Project personnel and related expenses	4,346,312	3,970,564	4,106,980	4,839,274
Reimbursed expenses	1,337,559	1,359,150	1,101,612	943,439
Sales and marketing	1,404,708	1,256,994	1,039,900	942,209
Recruiting, retention and training	142,433	151,433	183,176	266,202
Management and administrative	2,331,583	2,589,533	2,134,973	2,380,061

Total operating expenses	9,562,595	9,327,674	8,566,641	9,371,185

Operating income	67,696	112,355	254,540	133,842
Interest income, net, and other	420,542	406,031	257,162	296,191

Income before income taxes	488,238	518,386	511,702	430,033
Income tax expense	44,125	58,111	65,307	33,515

Net income	$444,113	$460,275	$446,395	$396,518

Net income per share
Diluted	$0.04	$0.04	$0.04	$0.04

Weighted-average common shares outstanding:
Diluted	10,952,705	10,978,803	11,055,246	11,105,040

14.     Segment Reporting

          Inforte engages in business activities in one operating segment, which provides consulting services on both a fixed-price, fixed-time frame and a time-and-materials basis. Inforte’s services are delivered to clients in North America and Europe, and Inforte’s long-lived assets are located in North America and Europe. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Inforte’s European operations had $5,022,922, $8,481,492 and $6,685,322 of revenues in 2001, 2002 and 2003, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker, therefore, Inforte has not disclosed asset information for each operating segment.

15.     Subsequent Events

          On March 12, 2004 Inforte acquired COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services. Under the terms of the merger agreement, Inforte paid $5.5 million in cash on closing with an additional aggregate cash payment of $500,000 in cash within 45 days after closing based on a closing statement calculation of cash less transaction costs. Supplementary cash amounts of up to $6.3 million may be paid over 2005 and 2006 based on 2004 performance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 8, 2003, the Audit Committee of Inforte’s Board of Directors of Inforte Corp. (the “Company”) approved (1) the dismissal of Ernst & Young LLP (“E&Y”) as Inforte’s independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP (“Grant Thornton”) as Inforte’s independent accountants, commencing upon the dismissal of E&Y. There were no disagreements with E&Y on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

          Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the chief executive officer and the chief financial officer of Inforte have concluded that Inforte’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by Inforte in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

          There has been no significant change in Inforte’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Inforte’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning Inforte’s directors is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information concerning Inforte’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

          In October 2003, the Board of Directors approved and adopted the Code of Ethics applicable to all Inforte employees including the CEO, CFO and the Controller of the company. The full text of the Code of Ethics, as adopted, may be viewed at Inforte’s website at http://www.inforte.com/investor. All amendments, waivers from and provisions to the Code of Ethics will be posted on the Internet at the aforementioned website address.

          The Nominating Committee has adopted a policy pursuant to which a stockholder who has owned at least 1% of Inforte’s outstanding shares of common stock for at least one year may recommend a director candidate that the Nominating Committee will consider when there is a vacancy on the board either as a result of a director resignation or an increase in the size of the board. Such recommendation must be made in writing addressed to the Chairperson of the Nominating Committee at Inforte’s principal executive offices and must be received by the Chairperson at least 120 days prior to the anniversary date of the release of the prior year’s proxy statement. For the 2005 annual meeting, such notice must be received by no later than November 24, 2004. Although the Nominating Committee has not formulated any specific minimum qualifications that it believes must be met by a nominee that the Committee recommends to the Board, the factors it will take into account may include, but not be limited to, strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge, as outlined in the Nominating Committee charter. The Nominating Committee identifies board member candidates by searching Inforte’s existing executive and board member business networks, considering Inforte management recommendations and by surveying the general business community for individuals who have skills and experience that may benefit Inforte. Candidates meeting the minimum qualifications interview in person with management and select board members prior to final evaluation by the Nominating Committee. The Nominating Committee does not believe that there will be any differences between the manner in which it evaluates a nominee recommended by a stockholder and the manner in which it evaluates nominees recommended by other persons.

ITEM 11.	EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning ownership of Inforte’s stock is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

The following table sets forth Inforte’s securities authorized for issuance under equity compensation plans as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security shareholders	2,833,251	$12.16	2,123,583
Equity compensation plans not approved by security shareholders
Total	2,833,251	$12.16	2,123,583

(1)

Includes 1,438,213 in shares available under Inforte’s 1997 Incentive Stock Option Plan, 365,000 shares available under the 1995 Incentive Stock Option Plan and 320,370 shares available under Inforte’s 1999 Employee Stock Purchase Plan. For the 1997 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance. For the 1995 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,900,000 shares for issuance. For the 1999 Employee Stock Purchase Plan, Inforte has reserved 200,000 shares for issuance. The 1999 Employee Stock Purchase Plan became effective upon the completion of the Inforte’s initial public offering, in February 2000. The “evergreen provisions” of the 1997 Incentive Compensation Plan and the 1999 Employee Stock Purchase Program (collectively, the “Equity Programs”) allowed for an automatic increase in the number of shares available for grant in the Equity Programs by a formulaic amount at the beginning of each year. In 2003, however, the board of directors eliminated the “evergreen provisions” on the grounds that these provisions had been an administrative convenience in hyper-growth times, but were no longer necessary, nor desirable from a governance and dilution perspective. See Note 9 to the Consolidated Financial Statements for additional information about the types of awards that may be granted under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning certain relationships and related transactions involving Inforte’s directors and executive officers is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following table describes fees for professional audit services rendered by Ernst & Young LLP (“E&Y”), Inforte’s former principal accountant, for the audit of our annual financial statements for the year ended December 31, 2002 as well as for fees billed for other services rendered by E&Y in 2002 and the first nine months of 2003. Effective November 15, 2003, Grant Thornton LLP (“Grant Thornton”) replaced E&Y as Inforte’s independent accountants. Fees billed by Grant Thornton for the audit of our financial statements for the year ended 2003 and for other services rendered during the last quarter of 2003 are also included in the table below.

Ernst & Young LLP Type of Fees	2002	2003

Audit (1)	$128,700	$42,800
Audit Related Fees (2)	42,908	29,333
Tax Fees (3)	70,935	—

Total Fees	$242,543	$72,133

Grant Thornton LLP Type of Fees	2002	2003

Audit (1)	$—	$90,000
Audit Related Fees (2)	—	—
Tax Fees (3)	—	5,517

Total Fees	$—	$95,517

(1)

Audit Fees, including those for statutory audits, include the aggregate fees for professional services rendered by the principal accountants for the audit of Inforte’s annual financial statements and review of financial statements included in Inforte’s Forms 10-Q.

(2)

Audit Related Fees include the aggregate fees for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Inforte’s financial statements and excluded from Audit Fees, including fees for accounting advice and assurance services related to various employee benefit plans.

(3)	Tax Fees include the aggregate fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

          The Audit Committee reviews and considers all independent accountant professional services when assessing auditor independence. The Audit Committee approved all audit and non-audit services provided by Inforte’s independent accountants during 2002 and 2003 on a case-by-case basis in advance of each engagement. The Audit Committee does not have a written policy or procedure for the pre-approval by category of particular audit or non-audit services.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

          Inforte’s financial statements included in Item 8 of this report are listed in the index preceding the financial statements.

Statement Schedules and Reports on Form 8-K
Financial Statement Schedules

Exhibits

2.1

Agreement of Merger among Inforte Corp., INFC Acquisition Corp., COMPENDIT, Inc. and Kevin McDonald, as Stockholder Representative, dated March 4, 2004, incorporated herein by reference to Exhibit 2.1 to Inforte’s Form 8-K, dated March 12, 2004

	3.1	Certificate of Incorporation incorporated herein by reference to Exhibit 3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

	3.3	Amended and Restated Bylaws dated January 30, 2003.

	3.4	Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer.

H 3.5		Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer.

H	10.3	Amended and Restated 1995 Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.4	Amended and Restated 1997 Incentive Compensation Plan incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.5	Form of Stock Option Agreement incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.6	Amended and Restated 1999 Employee Stock Purchase Plan incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.7	Form of Director/Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

	23.1	Consent of Independent Auditors

	23.2	Consent of Independent Auditors

	31.1	Section 302 certification of the Chief Executive Officer

	31.2	Section 302 certification of the Chief Financial Officer

	32.1	Section 906 certification of the Chief Executive Officer

	32.2	Section 906 certification of the Chief Financial Officer

	H	Management or compensatory plan or arrangement required to be filed pursuant to item 14(c) of Form 10-K.

Reports on Form 8-K

Form 8-K furnished December 5, 2003 (Item 9 Regulation FD Disclosure with respect to reporting change in executive officers)

Form 8-K furnished February 2, 2004 (Item 12 Results of Operation and Financial Condition with respect to issuance of a press release announcing results for the fourth quarter of 2003)

Form 8-K furnished March 5, 2004 (Item 9 Regulation FD Disclosure with respect to agreement to acquire COMPENDIT, Inc.)

Form 8-K filed March 12, 2004 (Item 2 Acquisition or Disposition of Assets with respect to acquisition of COMPENDIT, Inc.)

SIGNATURE PAGE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

INFORTE CORP.

By	/s/ Philip S. Bligh

Philip S. Bligh, Chief Executive Officer & Chairman

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip S. Bligh	Chief Executive Officer and Chairman	March 12, 2004

Philip S. Bligh

/s/ David A. Sutton	Chief Operating Officer and President	March 12, 2004

David A. Sutton

/s/ Nick Heyes	Chief Financial Officer and Secretary	March 12, 2004

Nick Heyes

/s/ Harvey H. Bundy, III	Director	March 12, 2004

Harvey H. Bundy, III

/s/ Philp Kotler	Director	March 12, 2004

Philip Kotler

/s/ Ray C. Kurzweil	Director	March 12, 2004

Ray C. Kurzweil

/s/ Stephen C.P. Mack	Director	March 12, 2004

Stephen C.P. Mack

/s/ John Morphy	Director	March 12, 2004

John Morphy

/s/ Michael E. Porter	Director	March 12, 2004

Michael E. Porter

/s/ Al Ries	Director	March 12, 2004

Al Ries

/s/ Steven Getto	Controller	March 12, 2004

Steven Getto

EXHIBIT INDEX

2.1

Agreement of Merger among Inforte Corp., INFC Acquisition Corp., COMPENDIT, Inc. and Kevin McDonald, as Stockholder Representative, dated March 4, 2004, incorporated herein by reference to Exhibit 2.1 to Inforte’s Form 8-K, dated March 12, 2004

	3.1	Certificate of Incorporation incorporated herein by reference to Exhibit 3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

	3.3	Amended and Restated Bylaws dated January 30, 2003.

	3.4	Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer.

H 3.5		Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer.

H	10.3	Amended and Restated 1995 Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.4	Amended and Restated 1997 Incentive Compensation Plan incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.5	Form of Stock Option Agreement incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.6	Amended and Restated 1999 Employee Stock Purchase Plan incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.7	Form of Director/Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

	23.1	Consent of Independent Auditors

	23.2	Consent of Independent Auditors

	31.1	Section 302 certification of the Chief Executive Officer

	31.2	Section 302 certification of the Chief Financial Officer

	32.1	Section 906 certification of the Chief Executive Officer

	32.2	Section 906 certification of the Chief Financial Officer

	H	Management or compensatory plan or arrangement required to be filed pursuant to item 14(c) of Form 10-K.