Form 10-Q
period 2004-03-31
INFORTE CORP
filed 2004-05-14
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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



The number of shares outstanding of the Registrant's Common Stock as of March 31, 2004 was 11,077,181.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        --------

PART I.  Financial Information

Item 1.      Financial Statements (Unaudited)

              Consolidated Balance Sheets - March 31, 2003,
              June 30, 2003, September 30, 2003,
              December 31, 2003, March 31, 2004                              1

              Consolidated Statements of Operations -
              Three months ended March 31, 2003 and 2004                     2

              Consolidated Statements of Cash Flows - Three months
              ended March 31, 2003 and 2004                                  3

              Notes to Consolidated Financial Statements                    4-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-17

Item 3.       Qualitative and Quantitative Disclosure about Market Risk      18

Item 4.       Controls and Procedures                                        18

PART II.      Other Information

Item 1        Legal Proceedings                                            18-19

Item 2.       Changes in Securities and Use of Proceeds                      19

Item 3        Defaults of Senior Securities                                  19

Item 4.       Submission of Matters to a Vote of Security Holders            19

Item 5        Other Information                                              19

Item 6.       Exhibits and Reports on Form 8-K                             19-20

Signature                                                                    21

Exhibit 31.1    Section 302 certification of the Chief Executive Officer     22

Exhibit 31.2    Section 302 certification of the Chief Financial Officer     23

Exhibit 32      Section 906 certification of the Chief Executive Officer
                and Chief Financial Officer                                  24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  INFORTE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     (000's)


                                                        MAR 31,     JUN 30,     SEPT 30,   DEC 31,   Mar 31,
                                                         2003        2003        2003       2003      2004
                                                       --------    --------     --------   --------  --------
                                                      (Unaudited) (Unaudited)  (Unaudited)          (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                             $26,543     $30,167     $22,114    $24,071   $18,630
  Short-term marketable securities                       25,090      16,854      27,866     25,471    15,860
  Accounts receivable                                     4,160       4,499       5,094      4,811     8,633
  Allowance for doubtful accounts                          (575)       (550)       (525)      (500)     (500)
                                                        --------    --------    --------   --------  -------
  Accounts receivable, net                                3,585       3,949       4,569      4,311     8,133
  Prepaid expenses and other current assets               1,353       1,223       1,009        692     1,273
  Interest receivable on investment securities              425         404         469        372       403
  Income taxes recoverable                                    -           -           -          -       401
  Deferred income taxes                                   1,476       1,203         953        664       643
                                                        --------    --------    --------   --------  -------
          Total current assets                           58,472      53,800      56,980     55,581    45,343

Computers, purchased software and property                2,849       2,278       2,091      2,084     2,525
Less accumulated depreciation and amortization            1,871       1,440       1,334      1,370     1,572
                                                       --------    --------    --------   --------  --------
Computers, purchased software and property, net             978         838         757        714       953

Long-term marketable securities                          15,919      19,268      17,237     18,187    24,457
Goodwill and intangible assets                                -           -           -          -     5,505
Deferred income taxes                                       336         352         350        326       317
                                                       --------    --------    --------   --------   -------
          Total assets                                   75,705      74,258      75,324     74,808    76,575
                                                       ========    ========    ========   ========   =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        1,443         471         887        573     1,554
  Income taxes payable                                      948         585         357        299         -
  Accrued expenses                                        3,475       3,193       3,312      3,558     3,146
  Accrued loss on disposal of leased property             1,012         924         681        558       489
  Deferred acquisition payment                                -           -           -          -       500
  Deferred revenue                                        3,659       3,229       3,539      2,617     2,657
                                                       --------    --------    --------   ---------  -------
          Total current liabilities                      10,537       8,402       8,776      7,605     8,346
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  11,077,181 as of March 31, 2004                            11          11          11         11        11
  Additional paid-in capital                             79,216      79,427      79,658     79,791    80,113
  Cost of common stock in treasury (2,720,823
  shares as of March 31, 2004)                          (24,997)    (24,997)    (24,997)   (24,997)  (24,997)
  Stock-based compensation                                    -           -           -          -        60
  Retained earnings                                      10,722      11,182      11,629     12,026    12,541
  Accumulated other comprehensive income                    216         233         247        372       501
                                                       --------    --------    --------   --------   -------
          Total stockholders' equity                     65,168      65,856      66,548     67,203    68,229
                                                       --------    --------    --------   --------   -------
         Total liabilities and stockholders' equity      75,705      74,258      75,324     74,808    76,575
                                                       ========    ========    ========   ========   =======

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's, except per share data)



                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 -------------------------
                                                      2003          2004
                                                  ----------    ----------
                                                 (Unaudited)  (Unaudited)

Revenues:

  Revenue before reimbursements(net revenue)         $8,293       $10,662
  Reimbursements                                        943         1,413
                                                 ----------    ----------
Total Revenues                                        9,236        12,075

Operating expenses:
  Project personnel and related expenses              4,346         5,580
  Reimbursed expenses                                   943         1,413
  Sales and marketing                                 1,405         1,186
  Recruiting, retention and training                    142           364
  Management and administrative                       2,332         2,907
                                                 ----------    ----------
          Total operating expenses                    9,168        11,450

Operating income                                         68           625

Interest income, net and other                          421           233
                                                 ----------    ----------
Income before income tax                                489           858
Income tax expense                                       44           343
                                                 ----------    ----------
Net income                                             $445        $  515
                                                 ==========    ==========

Earnings per share:
-Basic                                                $0.04         $0.05
-Diluted                                              $0.04         $0.05

Weighted average common shares outstanding:
-Basic                                               10,846        10,990
-Diluted                                             10,953        11,328

                 See notes to consolidated financial statements

                                  INFORTE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)



                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                           2003         2004
                                                         ---------    ---------
                                                        (Unaudited)  (Unaudited)
Cash flows from operating activities
Net income                                             $     445     $     515

Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
  Depreciation and amortization                              325           355
  Non-cash compensation                                      (75)           60
  Deferred income taxes                                     (260)           31
Changes in operating assets and liabilities
  Accounts receivable                                        915        (1,628)
  Prepaid expenses and other current assets                 (132)         (539)
  Accounts payable                                         1,203           (48)
  Income taxes                                               657        (1,042)
  Accrued expenses and other                              (1,834)       (1,272)
  Deferred revenue                                          (828)         (108)
                                                        --------      --------
Net cash provided by (used in) operating
  activities                                                 416        (3,676)

Cash flows from investing activities
  Acquisition of COMPENDIT, net of cash                        -        (5,120)
  Decrease in marketable securities                        7,047         3,155
Purchases of property and equipment                         (158)         (253)
                                                        --------      --------
Net cash provided by (used in) investing
  activities                                               6,889        (2,218)

Cash flows from financing activities
  Proceeds from stock option and purchase
    plans                                                     99           322
                                                        --------      --------
Net cash provided by (used in) financing
  activities                                                  99           322
                                                        --------      --------
Effect of changes in exchange rates on cash                  (47)          131
Increase (decrease) in cash and cash
  equivalents                                              7,357        (5,441)
Cash and cash equivalents, beg. of period                 19,186        24,071
                                                       ---------      --------
Cash and cash equivalents, end of period                 $26,543       $18,630
                                                       =========      ========


                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                                 March 31, 2004

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Inforte's annual report Form 10-K (File No. 000-29239). The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.

(2) DILUTED EARNINGS PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

                                                   Three Months Ended
                                                      March 31,
                                               --------------------------
                                                  2003            2004
                                               --------------------------
                                                      (unaudited)

   Basic weighted average shares               10,846,460      10,990,073
   Effect of dilutive stock options               106,245         337,469
                                               --------------------------

   Diluted common and common
     equivalent shares                         10,952,705      11,327,542
                                               ==========================

(3) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $411,497 and $644,054 for the three ended March 31, 2003 and 2004, respectively.

(4) CONTINGENCIES
Inforte, Philip S. Bligh, an officer of Inforte, and Stephen C.P. Mack and Nick Padgett, both former officers of Inforte, have been named as defendants in Mary
C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the "Case"). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "Multiple IPO Litigation"). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte's initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement.
We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under Section 11 of the Securities Act of 1933.

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

On April 14, 2004, the lawsuit captioned Braun Consulting, Inc. ("Braun") v. Inforte Corporation and Scott A. Stawski, filed in July 2003 in the Circuit Court of Cook County, Illinois, in which Braun had alleged that Inforte had intentionally interfered with Mr. Stawski's employment agreement with Braun and had aided and abetted Mr. Stawski's alleged breach of his employment agreement and alleged misappropriation of Braun's trade secrets, was dismissed with prejudice.


(5) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte's European operations had $1,764,538 and $1,947,734 of revenues for the three months ending March 31, 2003 and 2004, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker, therefore, Inforte has not disclosed asset information for each operating segment or geographical location.


(6) STOCK BASED COMPENSATION
Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options. For options issued to employees during the three months ending March 31, 2003 no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation expense of $60,000 was recognized in the March 31, 2004 quarter, all of which was related to option grants related to the COMPENDIT acquisition. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months ended March 31, 2003 and 2004, net income and net income per share would have been as follows:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 -------------------------
                                                    2003            2004
                                                 ----------     ----------
                                                 (Unaudited)    (Unaudited)

Net income, as reported                        $   444,113     $   514,517
Add: Stock-based compensation expense
   recorded, net of related tax effects                  -          60,226
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                          (1,254,863)     (1,346,305)

Pro forma net loss                             $  (810,750)    $  (771,562)
                                                ==========      ==========

Net income, per share:
   Basic-- as reported                                0.04            0.05
                                                ==========      ==========
   Basic-- pro forma                                 (0.07)          (0.07)
                                                ==========      ==========
   Diluted-- as reported                              0.04            0.05
                                                ==========      ==========
   Diluted-- pro forma                               (0.07)          (0.07)
                                                ==========      ==========

(7) ACQUISITIONS
On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing with an additional aggregate cash payment of $0.5 million in cash within 45 days after closing based on a closing statement calculation of cash less transaction costs. Supplementary cash amounts of up to $6.3 million may be paid over 2005 and 2006 based on 2004 performance. This acquisition enhanced Inforte's ability to offer analytics and business intelligence solutions through COMPENDIT's services partnership with SAP.

The unaudited consolidated financial statements reflect a total initial purchase price of $6.2 million (the "Initial Purchase Price"), consisting of the following: (i) the payment of the initial cash consideration of $5.5 million,
(ii) transaction costs of $0.2 million, and (iii) additional cash consideration payable after closing of the Acquisition of $0.5 million. Under the purchase method of accounting, the Initial Purchase Price is allocated to COMPENDIT's net tangible and intangible assets based upon their estimated fair value as of the date of the Acquisition. The Initial Purchase Price does not include any contingent earnout amounts. The preliminary purchase price allocation as of March 4, 2004 is as follows (in thousands):

Tangible assets:
   Cash and cash equivalents.......................   $    547
   Accounts receivable and other current assets....      2,269
   Property and equipment..........................        156
                                                      --------
        Total tangible assets......................      2,972

Intangible assets:
   Goodwill and other intangible assets............      5,505
                                                      --------
        Total assets...............................      8,477
                                                      --------
Liabilities assumed:                                    (2,310)
                                                      --------
        Net assets acquired........................   $  6,167
                                                      ========

Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill will not be amortized but will be tested for impairment at least annually.

There were no historical transactions between Inforte and COMPENDIT.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match resources with the demand during a period where information technology spending is depressed and when worldwide economic and geopolitical uncertainty is high; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals;
(iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while occasionally competing with their professional services organizations; (vi) compete with emerging alternative economic models for delivery, such as offshore development; (vii) effectively integrate newly acquired businesses, such as COMPENDIT; and (viii) identify and successfully offer the solutions that clients demand, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

Overview

Inforte is a customer strategy and solutions consultancy that helps clients improve performance by tying together customer and corporate strategy. Inforte combines strong business and operational planning with innovative software solutions to ensure its client base serves the right customers in the right ways to generate the greatest return. Founded in 1993, Inforte is headquartered in Chicago and has offices in the United States, Germany, India and the United Kingdom.

Our revenue is derived almost entirely through the performance of professional services. The majority of our services are performed on a time and materials basis; however, we also perform services on a fixed-price basis if this structure best fits out clients' preferences or the requirements of the project. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days. This work enables us to determine with our clients the scope of successive phases of work. These successive phases of work can be additional strategy phases, or phases for technology design and implementation, and generally last three to nine months. If a project is to be performed on a fixed price basis, the fixed price is based upon estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We typically ask clients to pay 25%-50% of our fixed price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs.

The acquisition and integration of COMPENDIT, in the first quarter of 2004, increased Inforte's consultant base, revenues and costs compared with prior year amounts. The effective date of the transaction was March 04, 2004 and, as such, the income statement for the three months ended March 31, 2004 includes approximately one month of results from operations for COMPENDIT.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:
                                                             % of Net Revenue
                                                            Three Months Ended
                                                                March 31,
                                                              2003      2004
                                                             -----     -----
Revenues
  Revenue before reimbursements (net revenue)                100.0%    100.0%
  Reimbursements                                              11.4      13.3
                                                             -----     -----
Total Revenue                                                111.4     113.3
                                                             -----     -----
Operating expenses:
Project personnel and related expenses                        52.4      52.3

Reimbursements                                                11.4      13.3
Sales and marketing                                           16.9      11.1
Recruiting, retention and training                             1.7       3.4
Management and administrative                                 28.1      27.3
                                                              ----      ----

Total operating expenses *                                   110.5     107.4
                                                             -----     -----
Operating income                                               0.8       5.9
Interest income, net and other                                 5.1       2.2
                                                              ----      ----
Pretax income                                                  5.9       8.0

Income tax expense                                             0.5       3.2
                                                               ---       ---

Net income                                                     5.4%      4.8%
                                                               ====      ====

*Total operating expenses,
  excluding reimbursements                                    99.1%     94.1%

Three months ended March 31, 2004 and 2004
------------------------------------------

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue increased 29% to $10.7 million for the quarter ended March 31, 2004 from $8.3 million for the quarter ended March 31, 2003. We attribute this increase in revenues in part to the acquisition of our new SAP Practice and in part to growth in our existing business. Excluding the impact of the COMPENDIT acquisition, revenue grew 11% sequentially and 14% year over year. For the quarter ended March 31, 2004, we had 27 significant clients with each of these clients contributing, on average, $1.5 million to revenue on an annualized basis. For the quarter ended March 31, 2003, we had 24 significant clients with each of these clients contributing, on average, $1.3 million to revenue on an annualized basis.

Sequentially, net revenue increased 25% to $10.7 million in the March 2004 quarter from $8.6 million in the December 2003 quarter. This sequential increase resulted from the acquisition of our SAP practice and the actions that we have taken to stimulate organic revenue growth.

Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased 28% to $5.6 million for the quarter ended March 31, 2004 from $4.3 million for the quarter ended March 31, 2003. These increases resulted from growth in consulting headcount. We employed 232 consultants on March 31, 2004, up from 153 one year earlier. This is an increase of 79 consultants, primarily reflecting the addition of 48 consultants through the COMPENDIT acquisition completed in the first quarter of 2004. The remaining consultant headcount increase was a function of the ongoing recruiting efforts. Project personnel and related expenses represented 52.3% of net revenue for the quarter ended
March 31, 2004, similar to 52.4% for the quarter ended March 31, 2003, as revenue grew at the same rate as project personnel and related expenses.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased 16% to $1.2 million, or 11.1% of net revenue, for the quarter ended March 31, 2004 from $1.4 million, or 16.9% of net revenue, in quarter ended March 31, 2003. This percentage decline is due to the cutback in marketing activities and sales headcount that decreased while revenue was growing.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resource programs; and training costs. These expenses increased 156% to $364,000 for the quarter ended March 31, 2004 from $142,000 for the quarter ended March 31, 2003. As a percent of net revenue, these costs increased to 3.4% in the quarter ended March 31, 2004 from 1.7% in the quarter ended March 31, 2003. The increase in spending results primarily from more recruiting costs due to the increase in the number of personnel recruited, more human resources spending due to higher company-wide headcount and the reinstitution of formal training programs. As our staffing needs increase, recruiting efforts require higher spending on recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. Total headcount was 205 as of March 31, 2003 and 279 as of March 31, 2004. Of the total increase 54 people were added as a result of the acquisition of our SAP practice.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses increased 25% to $2.9 million for the quarter ended March 31, 2004, from $2.3 million for the quarter ended March 31, 2003. As a percent of net revenue, management and administrative expenses were 27.3% for the quarter ended March 31, 2004, down from 28.1% for the quarter ended March 31, 2003, as management and administrative expenses grew at a lower rate than revenue did. Higher management and administrative expenses, in particular executive, finance and legal costs, for the first three months of 2004 were due to our increased efforts to build the infrastructure supporting faster revenue growth. Our plan to set up and make fully functional our India location was successfully completed as of the end of the first quarter of 2004. There were also additional legal and finance costs for Sarbanes-Oxley, SEC and NASDAQ compliance and rent for offices in Chicago and Hamburg, Germany associated with the acquisition of COMPENDIT. Management and administrative employees were 27 and 28 as of March 31, 2004 and March 31, 2003, respectively.

Interest income, net and other. During the quarter ended March 31, 2004, interest income, net and other was $233,000, down from $421,000 for the quarter ended March 31, 2003. Sequentially, interest income, net and other declined by 21% from $296,000 in the quarter ended December 31, 2003 to $233,000 in the quarter ended March 31, 2004. These decreases were due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances as a result of Inforte's acquisition of COMPENDIT. We expect interest income, net and other to decline further to around $215,000 in the second quarter of 2004 due to the continuing process of reinvesting maturing securities at lower interest rates.


Income tax expense. Inforte's effective tax rate for the March 2004 quarter was 40.0% compared to a rate of 9.0% for the March 2003 quarter. The unusually low effective tax rate in 2003 resulted from our reduction of income tax expense by $125,000 in the March 31, 2003 quarter to account for an estimated reduction of income tax liabilities. The effective tax rate of 40% in the first quarter of 2004 approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes.

Liquidity and capital resources. Cash and cash equivalents decreased from $24.1 million on December 31, 2003 to $18.6 million on March 31, 2004. Short-term marketable securities decreased from $25.5 million to $15.9 million over the same period. Long-term marketable securities increased from $18.2 million to $24.5 million during the first quarter of 2004. In total, cash and cash equivalents, short-term and long-term marketable securities decreased from $67.7 million to $58.9 million from December 31, 2003 to March 31, 2004. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the March 2004 quarter, Inforte's cash flow from operations was negative $3.7 million and capital expenditures were $253,000, resulting in a negative $4.0 million free cash flow (cash flow from operation minus capital expenditures). Free cash flow this quarter was impacted by one off payments for bonuses, taxes and capital investments in India and the other investments being made to drive revenue from which we are now starting to see results. Additionally, there was less focus on collections due to attention to the COMPENDIT acquisition. Cash flows from investing activities included $5.1 million for the purchase of COMPENDIT, net of cash acquired. Additionally, financing activities resulted in a cash inflow of $322,000 from employees participating in stock purchase and stock option plans.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002, the entire amount authorized was repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of March 31, 2004. At quarter end, Inforte had 11,077,181 shares outstanding and $58.9 million in cash and marketable securities, resulting in $5.32 of cash and marketable securities per basic share. As of March 31, 2004, the public float (shares not held by executive officers and directors) totaled 6.9 million shares or 63% of total outstanding shares.

Inforte believes that its current cash, cash equivalents and marketable securities will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S. and other overseas banks, high-grade commercial paper and other high quality, short-term obligations of U.S. companies. Short-term and long-term marketable securities are available-for-sale securities that are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders' equity. The cost of available-for-sale securities is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

As of March 31, 2004, Inforte had a total of up to $6.8 million in deferred business acquisition and acquisition earnout obligations payable in cash over the three years ending 2006. The payments, if any, are contingent on the achievement of certain revenue and profitability targets achieved by the acquired business. Inforte believes that it will have sufficient funds to satisfy obligations related to the contingent consideration. We expect to fund these contingent payments, if any, from the cash generated from the operations of the acquired business. In addition to the purchase price obligation for the COMPENDIT acquisition, Inforte assumed two operating leases from COMPENDIT, related to office space.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.

Contractual Obligations                                          Payments Due by Period (in thousands)
-----------------------
                                                       Total   Q2-Q4 2004         2005       2006       2007       2008
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                             0            0            0          0          0          0
Capital lease obligations                                  0            0            0          0          0          0
Operating leases                                       6,281        2,156        2,788        889        263        185
Unconditional purchase obligations                         0            0            0          0          0          0
Other long-term obligations                                0            0            0          0          0          0
Total contractual cash obligations                     6,281        2,156        2,788        889        263        185

Critical Accounting Policies


The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts become known. Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.

Revenue recognition, losses on fixed-price contracts, deferred revenue. We recognize revenue when all of the following four criteria are met: persuasive evidence exists that we have an agreement, service has been rendered, our price is fixed or determinable and collectibility is reasonably assured. We recognize net revenue from fixed-price contracts based on the ratio of hours incurred to total estimated hours. The cumulative impact of any change in estimated hours to complete is reflected in the period in which the changes become known. We recognize time-and-materials net revenue as we perform the services. In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating these costs should be characterized as revenue in the income statement if billed to customers. For each quarter beginning with the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as required by the Financial Accounting Standards Board. This reclassification had no effect on current or previously reported net income (loss) per share. For presentation purposes, we show two components of total revenue: 1) revenue before reimbursements, which we call net revenue, consisting of revenue for performing consulting services; and
2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred. We believe net revenue is a more meaningful representation of our economic activity than total revenue since it excludes pass-through, zero-margin expense reimbursements.

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

Allowance for doubtful accounts. An allowance for doubtful accounts is maintained for potential credit losses. The amount of the reserve is established analyzing all client accounts to determine credit risk. In establishing a client's creditworthiness we consider whether the client has a deteriorating or poor financial condition, limited financial resources, poor or no payment history, a large relative accounts receivable balance or a non-U.S. location.

Stock compensation. We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options issued to employees. All options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for the option grants related to the acquisition of COMPENDIT.

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

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred tax assets the expected future tax benefits of net operating loss carry forwards. In evaluating the realizability of deferred tax assets associated with net operating loss carry forwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact the valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.


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

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and maintain profitability. If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, in the current depressed spending environment, individuals who were previously successful may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through March 31, 2004 have exercise prices of $2.90 to $71.81. The average exercise price of all options outstanding at March 31, 2004 is $11.94. Since the market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee turnover rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce net income per share and may cause Inforte to become unprofitable.

If the new proposal on stock option expensing is adopted our reported earnings will be negatively impacted. If we expense stock options, our earnings will be reduced and we may be unable to stay profitable. In addition we may decide to change our compensation practices to further reduce the granting of stock options, this could lead to increased cash compensation expense and could also impact our ability to attract and retain key employees and executives.

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

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected. We currently have marketing relationships with software vendors, including SAP, Siebel Systems, Inc., Vignette and Unica. Although we have historically received a large number of business leads from these and other software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues. Historically our software partners have primarily relied on licensing fees and maintenance contracts to generate revenue. However, more recently as software licensed sales have declined, software vendors have sought to supplement their revenue through increased implementation services for their software. This business strategy puts us in competition with our software partners on some deals, reducing client leads and our ability to develop new clients and revenue.

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

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the first quarter of 2004 our five largest clients accounted for 56% of net revenue and our ten largest clients accounted for 77% of net revenue. In the same year we had one client contributing more than 10% of quarterly net revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock. Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. In February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. In 2003, our net revenue declined sequentially for the first three quarters of the year. We believe our traditional seasonal pattern was overwhelmed by geopolitical events that took place early in 2003, the most notable of these events being the war in Iraq. This existence of both seasonal and cyclical effects makes it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

Because we are newer and smaller than many of our competitors, we may not have the resources to effectively compete, causing our revenues to decline. Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition, and significantly greater financial, technical, marketing, and public relations resources than we do. We may be unable to compete with full-service consulting companies, including the former consulting divisions of the largest global accounting firms, who are able to offer their clients a wider range of services. If our clients decide to take their strategy and technology projects to these companies, our revenues may decline. It is possible that in uncertain economic times our clients may prefer to work with larger firms to a greater extent than normal. In addition, new professional services companies may provide services similar to ours at a lower price, which could cause our revenues to decline.

Our expansion and growth internationally could negatively affect our business. For the first quarter of 2004, our international net revenue was 18% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international revenues may be reduced in the future. These risk factors, among others not cited here, may negatively impact our business.

As offshore development becomes accepted as a viable alternative to doing work domestically, our pricing and revenue may be negatively affected. Gradually, over the past several decades, numerous IT service firms have been founded in countries such as India, which have well-educated and technically trained English-speaking workforces available at wage rates that are only a fraction of U.S. and European wages rates. Additionally, some larger clients have established internal IT operations at offshore locations. While traditionally we have not competed with offshore development, presently this form of development is seeing rapid and increasing acceptance in the market, especially for routine and repetitive types of development. While offshore development has greater risk due to distance, geopolitical and cultural issues, we believe its lower cost advantage will likely overwhelm these risks. If we are unable to evolve our service offerings to a more differentiated position or if the rate of acceptance of offshore development advances even faster than we anticipate, then our pricing and our revenue may be negatively affected. Moreover, we have recently established an offshore development capability in New Delhi, India. If we are unable to adequately manage the additional complexity of these operations and this model for project delivery it may impact project quality and overall company profitability.

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

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline. We have already switched some supplier relationships, including our audit and tax advisor relationship to mitigate these cost increases, and other relationships are under review. On September 8, 2003, the Audit Committee of the Board of Directors approved (1) the dismissal of Ernst & Young LLP (E&Y) as the Company's independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP as the Company's independent accountants, commencing upon the dismissal of E&Y. The replacement of E&Y with Grant Thornton LLP was based on economic reasons related to possible future fees escalation in current and forthcoming engagements of the Company's independent accountants.

We may not be able to integrate successfully the business of recently acquired COMPENDIT, Inc. with Inforte's business. While we believe that our recently closed acquisition of COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services, will enhance our ability to offer analytics and business intelligence solutions to our customers, the Inforte and COMPENDIT businesses may not be integrated successfully because of the potential loss during the post-closing period of key employees, customers or service partners or for other reasons. Failure to integrate COMPENDIT's business successfully could result in an inability to maintain revenue levels or to realize certain synergies of the acquisition, which, in turn, may negatively impact our operating results.

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

Geopolitical instability may cause our revenues to decrease. Our clients often avoid large IT spending commitments during periods of geopolitical instability and economic uncertainty. The possibility of terrorists attacking the United States' interests or geopolitical concerns in other areas such as the Middle East and North Korea may cause clients to freeze or slow their decision making processes. This would slow demand for our services and would negatively impact our revenue.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance. Inforte's average trading volume during the first quarter of 2004 averaged approximately 53,000 shares per day. On any particular day, Inforte's trading volume can be less than 10,000 shares, increasing the potential for volatile stock prices.

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

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of March 31, 2004 our executive officers and directors beneficially own over 37% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

o Philip S. Bligh 21.6%
o Stephen C.P. Mack 15.0%

If the stockholders listed above act or vote together with other employees who own significant shares of our common stock, they may have the ability to control the election of our directors and the approval of any other action requiring stockholder approval, including any amendments to the certificate of incorporation and mergers or sales of all or substantially all assets, even if the other stockholders perceive that these actions are not in their best interests. Our stock repurchase program has had the effect of increasing the concentration of insider ownership. If we make further repurchases, the percentage of insider ownership could increase further. Over time, the influence or control executive officers have on a stockholder vote may decrease as officers supplement below market salaries and diversify overall equity wealth with sales of Inforte stock. As permitted by SEC Rule 10b5-1, Inforte executive officers have or may set up a predefined, structured stock trading program. The trading program allows brokers acting on behalf of company insiders to trade company stock during company blackout periods or while the insiders may be aware of material, nonpublic information, if the transaction is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when the insider was not aware of any material, non-public information. Inforte executive officers may also trade company stock outside of plans set up under SEC Rule 10b5-1; however, such trades would be subject to company blackout periods and insider trading rules.

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

Inforte has a large cash and marketable securities balance that generates substantial interest income. During 2003 and year-to-date in 2004, a considerable portion of Inforte's pretax income was from interest income. Declining short-term market interest rates will have a significant impact on Inforte's profitability as interest income drops. Thus, a drop in short-term market interest rates will increase the revenue level required to be profitable, and increases the risk that Inforte will lose money.


Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, Inforte's management, including Inforte's Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of Inforte's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, Inforte's Chief Executive Officer and Chief Financial Officer concluded that Inforte's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, Inforte's management, including Inforte's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Inforte's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Inforte's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Inforte, Philip S. Bligh, an officer of Inforte, and Stephen C.P. Mack and Nick Padgett, both former officers of Inforte, have been named as defendants in Mary
C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the "Case"). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "Multiple IPO Litigation"). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte's initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under
Section 11 of the Securities Act of 1933.

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

On April 14, 2004, the lawsuit captioned Braun Consulting, Inc. ("Braun") v. Inforte Corporation and Scott A. Stawski, filed in July 2003 in the Circuit Court of Cook County, Illinois, in which Braun had alleged that Inforte had intentionally interfered with Mr. Stawski's employment agreement with Braun and had aided and abetted Mr. Stawski's alleged breach of his employment agreement and alleged misappropriation of Braun's trade secrets, was dismissed with prejudice.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of March 31, 2004, we have made no repurchases under this second program.

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibits

              Exhibit Number         Exhibit
              --------------         -------

              31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934.

              32 Written statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(b) Reports on Form 8-K

In a Report on Form 8-K furnished on February 2, 2004, Inforte reported, under
Item 12, "Results of Operation and Financial Condition," the issuance of a release regarding earnings for the fourth quarter of 2004.

In a Report on Form 8-K filed on March 4, 2004, Inforte reported, under Items 5, "Other Events and Regulation FD Disclosure" and 7,"Financial Statements and Exhibits," the signing of a definitive merger agreement to acquire COMPENDIT, Inc., a leading provider of SAP Business Intelligence Implementation consulting services.

In a Report on Form 8-K filed on March 12, 2004, Inforte reported, under Items 2, "Acquisition or Disposition of Assets" and 7,"Financial Statements and Exhibits," the acquisition of COMPENDIT, Inc., pursuant to the terms of an Agreement of Merger, dated March 4, 2004 among Inforte; INFC Acquisition Corp., a wholly owned subsidiary of Inforte; COMPENDIT; and Kevin McDonald, as stockholder representative.

In a Report on Form 8-K/A amending the Report on Form 8-K dated March 12, 2004 filed on May 10, 2004, Inforte reported, under Item 7, "Financial Statements and Exhibits," certain audited and pro-forma financial information with respect to the acquisition of COMPENDIT, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Inforte Corp.

                                        By: /s/ Nick Heyes
May 14, 2004                               ---------------------------------
                                               Nick Heyes,
                                           Chief Financial Officer