Form 10-Q
period 2004-06-30
INFORTE CORP
filed 2004-08-13
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes ____   No X



The number of shares outstanding of the Registrant's Common Stock as of June 30, 2004 was 11,039,149.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.       Financial Information

Item 1.       Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets - June 30, 2003,
              September 30, 2003, December 31, 2003, March 31, 2004
              June 30, 2004                                                  1

              Consolidated Statements of Operations - Three months
              and six months ended June 30, 2003 and 2004                    2

              Consolidated Statements of Cash Flows - Three months
              and six months ended June 30, 2003 and 2004                    3

              Notes to Consolidated Financial Statements                   4-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7-18

Item 3.       Qualitative and Quantitative Disclosure about Market Risk     19

Item 4.       Controls and Procedures                                       19

PART II.      Other Information

Item 1        Legal Proceedings                                          19-20

Item 2.       Changes in Securities and Use of Proceeds                     20

Item 3        Defaults of Senior Securities                                 20

Item 4.       Submission of Matters to a Vote of Security Holders           20

Item 5        Other Information                                             20

Item 6.       Exhibits and Reports on Form 8-K                              21

Signature                                                                   22

Exhibit 31.1  Section 302 certification of the Chief Executive Officer      23

Exhibit 31.2  Section 302 certification of the Chief Financial Officer      24

Exhibit 32    Section 906 certification of the Chief Executive Officer
              and Chief Financial Officer                                   25

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                  INFORTE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     (000's)


                                                        JUN 30,      SEPT 30,      DEC 31,      MAR 31,      JUN 30,
                                                         2003          2003         2003         2004         2004
                                                       --------      --------     --------     --------     --------
                                                     (Unaudited)    (Unaudited)               (Unaudited)  (Unaudited)

            ASSETS
Current assets:
  Cash and cash equivalents                           $  30,167      $  22,114    $  24,071    $  18,630    $  17,767
  Short-term marketable securities                       16,854         27,866       25,471       15,860       22,273
  Accounts receivable                                     4,499          5,094        4,811        8,633        8,893
  Allowance for doubtful accounts                          (550)          (525)        (500)        (500)        (500)
                                                       --------       --------     --------     --------     --------
  Accounts receivable, net                                3,949          4,569        4,311        8,133        8,393
  Prepaid expenses and other current assets               1,223          1,009          692        1,273        1,144
  Interest receivable on investment securities              404            469          372          403          314
  Income taxes recoverable                                    -              -            -          401          460
  Deferred income taxes                                   1,203            953          664          643          656
                                                       --------       --------     --------     --------     --------
          Total current assets                           53,800         56,980       55,581       45,343       51,007

Computers, purchased software and property                2,278          2,091        2,084        2,525        2,682
Less accumulated depreciation and amortization            1,440          1,334        1,370        1,572        1,690
                                                       --------       --------     --------     --------     --------
Computers, purchased software and property, net             838            757          714          953          992

Long-term marketable securities                          19,268         17,237       18,187       24,457       18,441
Goodwill and intangible assets                                -              -            -        5,505        5,512
Deferred income taxes                                       352            350          326          317          309
                                                       --------       --------     --------     --------     --------
          Total assets                                $  74,258      $  75,324    $  74,808    $  76,575    $  76,261
                                                       ========       ========     ========     ========     ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $     471      $     887    $     573    $   1,554    $   1,341
  Income taxes payable                                      585            357          299            -            -
  Accrued expenses                                        3,193          3,312        3,558        3,146        3,315
  Accrued loss on disposal of leased property               924            681          558          489          419
  Deferred acquisition payment                                -              -            -          500            -
  Deferred revenue                                        3,229          3,539        2,617        2,657        2,778
                                                       --------       --------     --------     --------     --------
          Total current liabilities                       8,402          8,776        7,605        8,346        7,853
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  11,039,149 as of June 30, 2004                             11             11           11           11           11
  Additional paid-in capital                             79,427         79,658       79,791       80,113       80,206
  Cost of common stock in treasury (2,720,823
  shares as of June 30, 2004)                           (24,997)       (24,997)     (24,997)     (24,997)     (24,997)
  Stock-based compensation                                    -              -            -           60          161
  Retained earnings                                      11,182         11,629       12,026       12,541       12,737
  Accumulated other comprehensive income                    233            247          372          501          290
                                                       --------       --------     --------     --------     --------
          Total stockholders' equity                     65,856         66,548       67,203       68,229       68,408
                                                       --------       --------     --------     --------     --------
         Total liabilities and stockholders' equity   $  74,258      $  75,324    $  74,808    $  76,575    $  76,261
                                                       ========       ========     ========     ========     ========


                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's, except per share data)

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                             -------------------------     ------------------------
                                                  2003          2004            2003         2004
                                              ----------    ----------      ----------   ----------
                                             (Unaudited)    (Unaudited)     (Unaudited)  (Unaudited)

Revenues:

  Revenue before reimbursements
    (net revenue)                            $    8,081    $   11,982       $   16,374   $  22,644
  Reimbursements                                  1,102         1,798            2,045       3,211
                                              ---------     ---------        ---------    --------
Total Revenues                                    9,183        13,780           18,419      25,855

Operating expenses:
  Project personnel and related expenses          3,971         7,177            8,317      12,757
  Reimbursed expenses                             1,102         1,798            2,045       3,211
  Sales and marketing                             1,257         1,393            2,662       2,579
  Recruiting, retention and training                151           370              293         734
  Management and administrative                   2,590         2,988            4,922       5,895
                                              ---------     ---------        ---------    --------
          Total operating expenses                9,071        13,726           18,239      25,176

Operating income                                    112            54              180         679

Interest income, net and other                      406           272              827         505
                                              ---------     ---------        ---------    --------
Income before income tax                            518           326            1,007       1,184
Income tax expense                                   58           130              102         473
                                              ---------     ---------        ---------    --------
Net income                                   $      460    $      196       $      905   $     711
                                              =========     =========        =========    ========

Earnings per share:
-Basic                                       $     0.04    $     0.02       $     0.08   $    0.06
-Diluted                                     $     0.04    $     0.02       $     0.08   $    0.06

Weighted average common shares outstanding:
-Basic                                           10,879        11,029           10,863      11,009
-Diluted                                         10,979        11,385           10,964      11,356

                 See notes to consolidated financial statements

                                  INFORTE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)


                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                 ------------------------  ------------------------
                                                      2003         2004         2003         2004
                                                    ---------    --------     ---------     --------
                                                   (Unaudited)  (Unaudited)  (Unaudited)   (Unaudited)
Cash flows from operating activities
Net income                                          $     460    $    196     $     905     $   711

Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
  Depreciation and amortization                           336         426           661         781
  Non-cash compensation                                     -         101           (75)        161
  Deferred income taxes                                   257          (5)           (3)         26
Changes in operating assets and liabilities
  Accounts receivable                                    (364)       (260)          551      (1,888)
  Prepaid expenses and other current assets               151         218            19        (321)
  Accounts payable                                       (972)       (213)          231        (261)
  Income taxes                                           (363)        (59)          294      (1,101)
  Accrued expenses and other                             (370)         99        (2,204)     (1,173)
  Deferred revenue                                       (430)        121        (1,258)         13
                                                     --------     -------      --------      ------
Net cash provided by (used in) operating
  activities                                           (1,295)        624          (879)     (3,052)
Cash flows from investing activities
Acquisition of Compendit, net of cash                       -        (556)            -      (5,676)
 Proceeds from (Purchases of) marketable
 securities                                             4,626        (821)       11,673       2,334
Purchases of property and equipment                       (49)       (157)         (207)       (410)
                                                     --------     -------      --------      ------
Net cash provided by (used in) investing
  activities                                            4,577      (1,534)       11,466      (3,752)
Cash flows from financing activities
  Proceeds from stock option and purchase
  plans                                                   211          93           310         415
                                                     --------     -------      --------      ------
Net cash provided by financing activities                 211          93           310         415
                                                     --------     -------      --------      ------
Effect of changes in exchange rates on cash               131         (46)           84          85
Increase (decrease) in cash and cash
   equivalents                                          3,624        (863)       10,981      (6,304)
Cash and cash equivalents, beg. of period              26,543      18,630        19,186      24,071
                                                     --------     -------      --------      ------
Cash and cash equivalents, end of period            $  30,167    $ 17,767     $  30,167     $17,767
                                                     ========     =======      ========      ======

                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                                  June 30, 2004

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Inforte's annual report on Form 10-K (File No. 000-29239). The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2) DILUTED EARNINGS PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.


                                                 Three Months Ended                Six Months Ended
                                                       June 30,                        June 30,
                                              --------------------------      --------------------------
                                                 2003            2004            2003            2004
                                              --------------------------      --------------------------
                                                     (unaudited)                     (unaudited)


   Basic weighted average shares              10,879,215      11,028,541      10,862,928      11,009,307
   Effect of dilutive stock options               99,588         356,624         101,017         346,695
                                              --------------------------      --------------------------

   Diluted common and common
     equivalent shares                        10,978,803      11,385,165      10,963,945      11,356,002
                                              ==========================      ==========================


(3) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $476,816 for the three months ended June 30, 2003 and total comprehensive loss was $15,752 for the three months ended June 30, 2004, respectively. Total comprehensive income was $888,313 and $628,302 for the six months ended June 30, 2003 and 2004, respectively.

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

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. Pursuant to the MOU, the parties have filed motions with the Court seeking certification of the class and approval of the settlement contemplated by the MOU. The Court has not yet ruled on the motions.

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


(5) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte's European operations had $3,353,147 and $4,411,594 of revenues for the six months ending June 30, 2003 and 2004, respectively, and $1,588,609 and $2,463,860 of revenues for the three months ending June 30, 2003 and 2004, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker, therefore, Inforte has not disclosed asset information for each operating segment or geographical location.


(6) STOCK BASED COMPENSATION
Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options. For options issued to employees during the three and six months ending June 30, 2003 no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation expense of $101,000 was recognized in the quarter ending June 30, 2004, $37,000 of which was related to option grants related to the acquisition of COMPENDIT, Inc. ("COMPENDIT") and $64,000 was related to grants of restricted stock. During the first quarter of 2004 we recognized a stock-based compensation expense of $60,000, all which was related to the COMPENDIT acquisition. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and six months ended June 30, 2003 and 2004, net income and net income per share would have been as follows:

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                --------------------------    --------------------------
                                                    2003           2004           2003            2004
                                                ----------    ------------    ----------    ------------
                                               (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Net income, as reported                        $   460,275    $   195,704   $     904,388    $    710,221
Add: Stock-based compensation expense
   recorded, net of related tax effects                  -        100,509               -         160,736
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                          (1,345,809)    (1,298,621)     (2,600,672)     (2,644,926)

Pro forma net loss                             $  (885,534)   $(1,002,408)  $  (1,696,284)   $ (1,773,970)
                                                ==========     ==========    ============     ===========

Net income, per share:
   Basic-- as reported                                0.04           0.02            0.08            0.06
                                                ==========     ==========    ============     ===========
   Basic-- pro forma                                 (0.08)         (0.09)          (0.16)          (0.16)
                                                ==========     ==========    ============     ===========
   Diluted-- as reported                              0.04           0.02            0.08            0.06
                                                ==========     ==========    ============     ===========
   Diluted-- pro forma                               (0.08)         (0.09)          (0.16)          (0.16)
                                                ==========     ==========    ============     ===========

(7) ACQUISITIONS
On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing. An additional cash payment of $0.5 million was paid in cash in May based on a closing statement calculation of cash less transaction costs. Supplementary cash amounts of up to $6.3 million may be paid over 2005 and 2006 based on 2004 performance. This acquisition enhanced Inforte's ability to offer analytics and business intelligence solutions through COMPENDIT's services partnership with SAP.

The unaudited consolidated financial statements reflect a total initial purchase price of $6.2 million (the "Initial Purchase Price"), consisting of the following: (i) the payment of the initial cash consideration of $5.5 million,
(ii) transaction costs of $0.2 million, and (iii) additional cash consideration paid after closing of the acquisition of $0.5 million. Under the purchase method of accounting, the Initial Purchase Price is allocated to COMPENDIT's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The Initial Purchase Price does not include any contingent earnout amounts. The preliminary purchase price allocation is as follows (in thousands):

Tangible assets:
   Cash and cash equivalents.......................   $    547
   Accounts receivable and other current assets....      2,269
   Property and equipment..........................        156
                                                      --------
        Total tangible assets......................      2,972

Intangible assets:
   Goodwill and other intangible assets............      5,561
                                                      --------
        Total assets...............................      8,533
                                                      --------
Liabilities assumed:                                    (2,310)
                                                      --------
        Net assets acquired........................   $  6,223
                                                      ========

The following is a summary of intangible assets and goodwill as of June 30, 2004 (in thousands except for amortization life):

                                  Gross         Accumulated      Net book      Weighted average
                                 carrying      amortization        value      amortization life
                                  amount                                           (months)
                               -----------    --------------    ----------    -----------------
Customer contracts              $      127               $49        $   78                   12
Goodwill                             5,434                 -         5,434                  N/A
                               -----------    --------------    ----------    -----------------
Total                               $5,561               $49        $5,512
                               ===========    ==============    ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match resources with the demand during a period where information technology spending is not strong and when worldwide economic and geopolitical uncertainty is high; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals;
(iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while occasionally competing with their professional services organizations; (vi) compete with emerging alternative economic models for delivery, such as offshore development; (vii) effectively integrate newly acquired businesses, such as COMPENDIT; and (viii) identify and successfully offer the solutions that clients demand, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

Overview

Inforte Corp. is a customer strategy and solutions consultancy that helps clients improve performance by tying together customer and corporate strategy. Inforte combines strong business and operational planning with innovative software solutions to ensure its Global 2000 client base serves the right customers in the right ways to generate the greatest return. Inforte executives are the authors of several leading books on customer strategy, marketing and business intelligence, including CRM Unplugged: Releasing CRM's Strategic Value, Enterprise Marketing Management: The New Science of Marketing, and Mastering the SAP Business Information Warehouse. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta; Dallas; Delhi, India; Hamburg, Germany; London; Los Angeles; New York; San Francisco; Walldorf, Germany; and Washington, D.C.

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

The acquisition and integration of COMPENDIT, in the first quarter of 2004, was a factor in the increases in Inforte's consultant base, revenues and costs compared with prior year amounts. The effective date of the transaction was March 04, 2004 and, as such, the income statement for the six months ended June 30, 2004 includes approximately four months of results from operations for COMPENDIT.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                                      % of Net Revenue       % of Net Revenue
                                                   Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                       2003      2004         2003      2004
                                                      -----     -----        -----     -----
Revenues
  Revenue before reimbursements (net revenue)         100.0%    100.0%       100.0%    100.0%
  Reimbursements                                       13.6      15.0         12.5      14.2
                                                      -----     -----        -----     -----

Total Revenue                                         113.6     115.0        112.5     114.2
                                                      -----     -----        -----     -----
Operating expenses:
Project personnel and related expenses                 49.1      59.9         50.8      56.3

Reimbursements                                         13.6      15.0         12.5      14.2
Sales and marketing                                    15.6      11.6         16.3      11.4
Recruiting, retention and training                      1.9       3.1          1.8       3.2
Management and administrative                          32.1      24.9         30.1      26.0
                                                       ----      ----         ----      ----

Total operating expenses *                            112.3     114.6        111.4     111.2
                                                      -----     -----        -----     -----

Operating income                                        1.4       0.4          1.1       3.0
Interest income, net and other                          5.0       2.3          5.1       2.2
                                                       ----      ----         ----      ----
Pretax income                                           6.4       2.7          6.1       5.2

Income tax expense                                      0.7       1.1          0.6       2.1
                                                        ---       ---          ---       ---

Net income                                              5.7%      1.6%         5.5%      3.1%
                                                        ====      ====         ====      ====

*Total operating expenses,
  excluding reimbursements                             98.6%     99.6%        98.9%     97.0%

Six and three months ended June 30, 2003 and 2004
-------------------------------------------------

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue increased 48% to $12.0 million for the quarter ended June 30, 2004 from $8.1 million for the quarter ended June 30, 2003. Net revenue increased 38% to $22.6 million for the six months ended June 30, 2004 from $16.4 million for the six months ended June 30, 2003. We attribute this increase in revenues in part to the acquisition of our new SAP Practice as well as to an increased demand for our services. For the quarter ended June 30, 2004, we had 30 significant clients with each of these clients contributing, on average, $1.6 million to revenue on an annualized basis. For the quarter ended June 30, 2003, we had 23 significant clients with each of these clients contributing, on average, $1.4 million to revenue on an annualized basis. On July 27, 2004, in a conference call and press release announcing our financial results for the second quarter of 2004, we estimated that our service revenues for the third quarter of 2004 would be in the range of $11.3 to $12.5 million, and we estimated earnings per share of $0.00 to $0.04. These estimates were based on our then-current revenue and cost projections.

Sequentially, net revenue increased 12% to $12.0 million in the June 2004 quarter from $10.7 million in the March 2004 quarter. This sequential increase resulted primarily from the acquisition of our SAP practice.

Project personnel and related expenses. Project personnel and related expenses consist of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased 81% to $7.2 million for the quarter ended June 30, 2004 from $4.0 million for the quarter ended June 30, 2003. Year to date, project personnel and related expenses were $12.8 million, a 53% increase from $8.3 million for the first six months of 2003. These increases resulted from growth in consulting headcount, increased compensation and an increased use of outside contractors. We employed 257 consultants on June 30, 2004, up from 144 one year earlier. This is an increase of 113 consultants which includes the addition of 48 consultants through the COMPENDIT acquisition completed in the first quarter of 2004. The remaining consultant headcount increase was a function of the ongoing recruiting efforts. Project personnel and related expenses represented 59.9% of net revenue for the quarter ended June 30, 2004, up from 49.1% for the quarter ended June 30, 2003, as revenue grew at a slower rate than project personnel and related expenses did. Similarly, for the six months ended June 30, 2004, project personnel and related expenses represented 56.3% of net revenue up from 50.8% in the prior year period.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the marketing and sales groups and costs to execute marketing programs. Sales and marketing expenses increased 11% to $1.4 million, or 11.6% of net revenue, for the quarter ended June 30, 2004 from $1.3 million, or 15.6% of net revenue, in quarter ended June 30, 2003. This increase is due to a combination of intensified marketing activities and higher performance based compensation payable to sales personnel. Sales and marketing expenses decreased by 3% to $2.6 million for the six months ended June 30, 2004 from $2.7 million for the six months ended June 30, 2003. Year to date, sales and marketing expenses were 11.4% of net revenue compared to 16.3% in the prior year period.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources activities; costs to recruit new employees; costs of human resource programs; and training costs. These expenses increased 144% to $370,000 for the quarter ended June 30, 2004 from $151,000 for the quarter ended June 30, 2003. As a percent of net revenue, these costs increased to 3.1% in the quarter ended June 30, 2004 from 1.9% in the quarter ended June 30, 2003. Year to date, recruiting, retention and training costs increased by 150% from $294,000 for the six months ended June 30, 2003 to $735,000 for the six months ended June 30, 2004. As a percent of net revenue, these costs increased to 3.2% in the six months ended June 30, 2004 from 1.8% for the six months ended June 30, 2003.The increase in spending results primarily from more recruiting costs due to the increase in the number of personnel recruited, more human resources spending due to higher company-wide headcount and the reinstitution of formal training programs. As our staffing needs increase, recruiting efforts require spending on recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. Total headcount was 305 as of June 30, 2004 and 193 as of June 30, 2003. Of the total increase of 112, 54 people were added as a result of the acquisition of our SAP practice.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses increased 15% to $3.0 million for the quarter ended June 30, 2004, from $2.6 million for the quarter ended June 30, 2003. As a percent of net revenue, management and administrative expenses were 24.9% for the quarter ended June 30, 2004, down from 32.0% for the quarter ended June 30, 2003, as management and administrative expenses grew at a lower rate than revenue did. Year to date, management and administrative expenses increased 20% to $5.9 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. As a percent of revenue, management and administrative expenses fell to 26.0% for the six months ended June 30, 2004 from 30.1% for the six months ended June 30, 2003. Higher management and administrative expenses, in particular executive and operation-management related costs, for the three months ending June 30, 2004 were due to increased efforts to build the infrastructure supporting faster revenue growth. Our plan to set up and make fully functional our India location was successfully completed as of the end of the first quarter of 2004. There were also additional legal and finance costs for Sarbanes-Oxley, SEC and NASDAQ compliance and rent for offices in Chicago and Hamburg, Germany associated with the acquisition of COMPENDIT. Management and administrative employees were 23 and 27 as of June 30, 2004 and June 30, 2003, respectively.

Interest income, net and other. During the quarter ended June 30, 2004, interest income, net and other was $272,000, down from $406,000 for the quarter ended June 30, 2003. Year to date interest income, net and other was $505,000, down from $827,000 for the same period in 2003. These decreases were due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances. We expect interest income, net and other to decline further to around $220,000 in the third quarter of 2004 due to lower cash balances, because of the COMPENDIT acquisition, as of the end of the second quarter of 2004 relative to prior quarters.

Income tax expense. Inforte's effective tax rate for the June 2004 quarter was 40.0% compared to a rate of 11.2% for the June 2003 quarter. The unusually low effective tax rate in 2003 resulted from our reduction of income tax expense by $125,000 in the June 30, 2003 quarter to account for an estimated reduction of income tax liabilities. The effective tax rate of 40% in the second quarter of 2004 approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes. Year to date effective tax rate was 40.0% compared to 10.1% for the same period in 2003. During the year-to-date period to June 30, 2003 we reduced income tax expense by $250,000 to account for an estimated reduction of income tax liabilities.

Liquidity and capital resources. Cash and cash equivalents decreased from $18.6 million on March 31, 2004 to $17.8 million on June 30, 2004. Short-term marketable securities increased from $15.9 million to $22.3 million over the same period. Long-term marketable securities decreased from $24.5 million to $18.4 million during the second quarter of 2004. In total, cash and cash equivalents, short-term and long-term marketable securities decreased from $58.9 million to $58.5 million from March 31, 2004 to June 30, 2004. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the June 2004 quarter, Inforte's cash flow from operations was $625,000 and capital expenditures were $158,000, resulting in $467,000 free cash flow (cash flow from operation minus capital expenditures). Cash flows from investing activities included a payment of a post-closing earnout of $556,000 for the purchase of COMPENDIT. Additionally, financing activities resulted in a cash inflow of $93,000 from employees participating in stock purchase and stock option plans.

Year to date cash and cash equivalents dropped by $6.3 million from $24.1 million on December 31, 2003 to $17.8 million on June 30, 2004. Short-term marketable securities fell by $3.2 million from $25.5 million on December 31, 2003 to $22.2 million on June 30, 2004. Long-term marketable securities increased by $254,000 from $18.2 million on December 31, 2003 to $18.4 million on June 30, 2004.

Cash flow from operations for the six months ending June 30, 2004 was negative $3.1 million. Capital expenditure for the six months ending June 30, 2004 was $411,000, resulting in a free cash flow of negative $3.5 million. Additionally, financing activities resulted in a cash inflow of $415,000 from employee participating in stock purchase and stock option plans.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002, the entire amount authorized was repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of June 30, 2004. At quarter end, Inforte had 11,039,149 shares outstanding and $58.5 million in cash and marketable securities, resulting in $5.30 of cash and marketable securities per basic share. As of June 30, 2004, the public float (shares not held by executive officers and directors) totaled 7.0 million shares or 63% of total outstanding shares.

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

As of June 30, 2004, Inforte had a total of up to $6.3 million in deferred business acquisition and acquisition earnout obligations payable in cash over the three years ending 2006. The payments, if any, are contingent on the achievement of certain revenue targets achieved by the acquired business. Inforte believes that it will have sufficient funds to satisfy obligations related to the contingent consideration. We expect to fund these contingent payments, if any, primarily from the cash generated from the operations of the acquired business. In addition to the purchase price obligation for the COMPENDIT acquisition, Inforte assumed two operating leases from COMPENDIT, related to office space.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.


Contractual Obligations                          Payments Due by Period (in thousands)
-------------------------------------------------------------------------------------------------------------------------------
                                                       Total       Q3-Q4 2004         2005       2006          2007       2008
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                             0                0            0          0             0          0
Capital lease obligations                                  0                0            0          0             0          0
Operating leases                                       5,865            1,523        2,876        980           301        185
Unconditional purchase obligations                         0                0            0          0             0          0
Other long-term obligations                                0                0            0          0             0          0
Total contractual cash obligations                     5,865            1,523        2,876        980           301        185

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

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and maintain profitability. If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, in the current less healthy spending environment, individuals who were previously successful may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through June 30, 2004 have exercise prices of $2.90 to $71.81. The average exercise price of all options outstanding at June 30, 2004 is $11.97. Since the market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee turnover rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce net income per share and may cause Inforte to become unprofitable.

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

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the second quarter of 2004 our five largest clients accounted for 44% of net revenue and our ten largest clients accounted for 68% of net revenue. In the same quarter we had one client contributing more than 10% of quarterly net revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Our expansion and growth internationally could negatively affect our business. For the second quarter of 2004, our international net revenue was 21% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international revenues may be reduced in the future. These risk factors, among others not cited here, may negatively impact our business.

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

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline. We have already switched some supplier relationships, including our audit and tax advisor relationship to mitigate these cost increases, and other relationships are under review. On September 8, 2003, the Audit Committee of the Board of Directors approved (1) the dismissal of Ernst & Young LLP (E&Y) as the Company's independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP as the Company's independent accountants, commencing upon the dismissal of E&Y. The replacement of E&Y with Grant Thornton LLP was based on economic reasons related to possible future fees escalation in current and forthcoming engagements of the Company's independent accountants. In addition, the implementation of the Sarbanes-Oxley Act, particularly Section 404 with respect to management reporting and certification of disclosure of internal control over financial reporting, will be a significant new expense for the balance of 2004 and for 2005 and will also increase our ongoing audit costs by a large amount. This may lead to a decline in profitability especially if our revenue does not continue to grow.

We may not be able to integrate successfully the business of recently acquired COMPENDIT, Inc. with Inforte's business. While we believe that our recently closed acquisition of COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services, will enhance our ability to offer analytics and business intelligence solutions to our customers, the Inforte and COMPENDIT businesses may not be integrated successfully. It could lead to the loss of key employees, customers or service partners or other negative impacts. Failure to integrate COMPENDIT's business successfully could result in an inability to maintain revenue levels or to realize certain synergies of the acquisition, which, in turn, may negatively impact our operating results.

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

Geopolitical instability may cause our revenues to decrease. Our clients often avoid large spending commitments during periods of geopolitical instability and economic uncertainty. The possibility of terrorists attacking the United States' interests or geopolitical concerns in other areas such as the Middle East, south Asia and North Korea may cause clients to freeze or slow their decision making processes. This would slow demand for our services and would negatively impact our revenue.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly professional services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance. Inforte's average trading volume during the second quarter of 2004 averaged approximately 34,000 shares per day. On any particular day, Inforte's trading volume can be less than 5,000 shares, increasing the potential for volatile stock prices.

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

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of June 30, 2004 our executive officers and directors beneficially own over 37% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

o Philip S. Bligh 21.5%
o Stephen C.P. Mack 14.0%

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


Item 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, Inforte's management, including Inforte's Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of Inforte's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, Inforte's Chief Executive Officer and Chief Financial Officer concluded that Inforte's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, Inforte's management, including Inforte's Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Inforte's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Inforte's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. Pursuant to the MOU, the parties have filed motions with the Court seeking certification of the class and approval of the settlement contemplated by the MOU. The Court has not yet ruled on the motions.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of June 30, 2004, we have made no repurchases under this second program.

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders

Inforte held its Annual Meeting of Stockholders on April 28, 2004. For more information on the following proposals, refer to the company's proxy statement dated March 24, 2004, the relevant portions of which are incorporated herein by reference.


(1) The stockholders elected three class I directors to the board of directors for a term of three years expiring upon the 2007 annual meeting of stockholders or until a successor is elected:

    DIRECTOR           CLASS              FOR                 AGAINST
-----------------     -------          ----------            ----------
Thomas E. Hogan          I             10,118,681              293,509
Ray C. Kurzweil          I              9,980,416              431,774
Michael E. Porter        I              9,934,253              477,937


(2) The stockholders ratified the appointment of Grant Thornton LLP as independent certified public accountants of the company for the fiscal year ending December 31, 2004:

For                                    10,388,308
Against                                    15,211
Abstain                                     8,670

Item 5. Other Information

Effective August 9, 2004, John Morphy resigned as a director of Inforte. There are no disagreements between Mr. Morphy and Inforte relating to Inforte's operations, policies or practices.

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

           32 Written statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss.1350.

(b) Reports on Form 8-K

In a Report on Form 8-K furnished on April 20, 2004, Inforte reported, under
Item 12, "Results of Operation and Financial Condition," the issuance of a press release regarding earnings for the first quarter of 2004.

In a report on Form 8-K/A, filed on May 10, 2004, Inforte filed an amendment to its current report on Form 8-K, dated March 12, 2004, including financial and proforma information with respect to Inforte's acquisition of COMPENDIT, Inc.


In a Report on Form 8-K furnished on July 7, 2004, Inforte reported, under Item 12, "Results of Operation and Financial Condition," the issuance of a press release regarding earnings for the second quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Inforte Corp.

                                          By:     /s/ Nick Heyes
August 13, 2004                              ---------------------------------
                                                      Nick Heyes,
                                                  Chief Financial Officer