Form 10-Q
period 2004-09-30
INFORTE CORP
filed 2004-11-15
CIK 1099944

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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



The number of shares outstanding of the Registrant's Common Stock as of September 30, 2004 was 11,065,218.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.       Financial Information

Item 1.       Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets - September 30, 2003,
              December 31, 2003, March 31, 2004, June 30, 2004,
              September 20, 2004                                               1

              Consolidated Statements of Operations - Three months and
              nine months ended September 30, 2003 and 2004                    2

              Consolidated Statements of Cash Flows - Three months and
              nine months ended September 30, 2003 and 2004                    3

              Notes to Consolidated Financial Statements                     4-7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           7-18

Item 3.       Qualitative and Quantitative Disclosure about Market Risk       19

Item 4.       Controls and Procedures                                         19

PART II.      Other Information

Item 1        Legal Proceedings                                            19-20

Item 2.       Changes in Securities and Use of Proceeds                       20

Item 3        Defaults of Senior Securities                                   20

Item 4.       Submission of Matters to a Vote of Security Holders             20

Item 5        Other Information                                               20

Item 6.       Exhibits and Reports on Form 8-K                                21

Signature                                                                     22

Exhibit 31.1  Section 302 certification of the Chief Executive Officer        23

Exhibit 31.2  Section 302 certification of the Chief Financial Officer        24

Exhibit 32    Section 906 certification of the Chief Executive Officer
              and Chief Financial Officer                                     25

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                                                      INFORTE CORP.
                                                              CONSOLIDATED BALANCE SHEETS
                                                                       (000's)

                                                        SEPT 30,       DEC 31,         MAR 31,       JUN 30,        SEPT 30,
                                                          2003          2003            2004          2004            2004
                                                       ----------     ---------       ---------     ----------     -----------
                                                       (Unaudited)                    (Unaudited)   (Unaudited)    (Unaudited)

            ASSETS
Current assets:
  Cash and cash equivalents                            $  22,114       $  24,071      $  18,630      $  17,767       $  18,889
  Short-term marketable securities                        27,866          25,471         15,860         22,273          25,457
  Accounts receivable                                      5,094           4,811          8,633          8,893           7,469
  Allowance for doubtful accounts                           (525)           (500)          (500)          (500)           (500)
                                                        --------        --------       --------       --------        --------
  Accounts receivable, net                                 4,569           4,311          8,133          8,393           6,969
  Prepaid expenses and other current assets                1,009             692          1,273          1,144             985
  Interest receivable on investment securities               469             372            403            314             389
  Income taxes recoverable                                     -               -            401            460             501
  Deferred income taxes                                      953             664            643            656             622
                                                        --------        --------       --------       --------
          Total current assets                            56,980          55,581         45,343         51,007          53,812

Computers, purchased software and property                 2,091           2,084          2,525          2,682           3,113
Less accumulated depreciation and amortization             1,334           1,370          1,572          1,690           1,907
                                                        --------        --------       --------       --------        --------
Computers, purchased software and property, net              757             714            953            992           1,206

Long-term marketable securities                           17,237          18,187         24,457         18,441          14,136
Goodwill and intangible assets                                 -               -          5,505          5,512          11,775
Deferred income taxes                                        350             326            317            309             295
                                                        --------        --------       --------       --------        -------
          Total assets                                 $  75,324       $  74,808      $  76,575      $  76,261       $  81,224
                                                        ========        ========       ========       ========        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           887             573          1,554          1,341             995
  Income taxes payable                                       357             299              -              -               -
  Accrued expenses                                         3,312           3,558          3,146          3,315           2,738
  Accrued loss on disposal of leased property                681             558            489            419             346
  Deferred acquisition payment                                 -               -            500              -           3,150
  Deferred revenue                                         3,539           2,617          2,657          2,778           2,209
                                                        --------        --------       --------       --------        --------
          Total current liabilities                        8,776           7,605          8,346          7,853           9,438

Non-current liabilities:
  Deferred acquisition payment                                 -               -              -              -           3,150

Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  11,065,218 as of Sept. 30, 2004                             11              11             11             11              11
  Additional paid-in capital                              79,658          79,791         80,113         80,206          80,384
  Cost of common stock in treasury (2,720,823
  shares as of Sept. 30, 2004)                           (24,997)        (24,997)       (24,997)       (24,997)        (24,997)
  Stock-based compensation                                     -               -             60            161             180
  Retained earnings                                       11,629          12,026         12,541         12,737          12,742
  Accumulated other comprehensive income                     247             372            501            290             316
                                                        --------        --------       --------       --------        --------
          Total stockholders' equity                      66,548          67,203         68,229         68,408          68,636
                                                        --------        --------       --------       --------        --------
         Total liabilities and stockholders' equity       75,324          74,808         76,575         76,261          81,224
                                                        ========        ========       ========       ========        ========


                 See notes to consolidated financial statements

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000's, except per share data)


                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                -------------------------      ----------------------------
                                                    2003          2004             2003             2004
                                                ----------     ----------      ----------        ----------
                                                (Unaudited)    (Unaudited)     (Unaudited)       (Unaudited)
Revenues:

  Revenue before reimbursements(net revenue)    $   7,720      $   11,516      $    24,094       $   34,160
  Reimbursements                                    1,359           1,675            3,404            4,886
                                                 --------       ---------       ----------        ---------
Total Revenues                                      9,079          13,191           27,498           39,046

Operating expenses:
  Project personnel and related expenses            4,107           7,085           12,424           19,842
  Reimbursed expenses                               1,359           1,675            3,404            4,886
  Sales and marketing                               1,040           1,178            3,702            3,757
  Recruiting, retention and training                  183             370              476            1,104
  Management and administrative                     2,135           3,142            7,057            9,037
                                                 --------       ---------       ----------        ---------
          Total operating expenses                  8,824          13,450           27,063           38,626

Operating income (loss)                               255            (259)             435              420

Interest income, net and other                        257             267            1,084              772
                                                 --------       ---------       ----------        ---------
Income before income tax                              512               8            1,519            1,192
Income tax expense                                     65               3              167              476
                                                 --------       ---------       ----------        ---------
Net income                                      $     447      $        5      $     1,352       $      716
                                                 ========       =========       ==========        =========

Earnings per share:
-Basic                                          $    0.04      $     0.00      $      0.12       $     0.06
-Diluted                                        $    0.04      $     0.00      $      0.12       $     0.06

Weighted average common shares outstanding:
-Basic                                             10,915          11,056           10,881           11,025
-Diluted                                           11,055          11,183           10,993           11,297

                 See notes to consolidated financial statements

                                                 INFORTE CORP.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (000's)


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                 --------------------------      -------------------------
                                                     2003          2004                2003          2004
                                                 ------------   -----------       ----------     ----------
                                                  (Unaudited)   (Unaudited)       (Unaudited)    (Unaudited)
Cash flows from operating activities
Net income                                       $     447      $       5          $   1,352     $     716
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                       364            435              1,024         1,216
   Non-cash compensation                                 -              -                (75)            -
   Stock based compensation                              -             19                  -           180
   Deferred income taxes                               252             48                249            74
   Changes in operating assets and liabilities
   Accounts receivable                                (620)         1,424                (69)         (464)
Prepaid expenses and other current assets              148             84                168          (237)
   Accounts payable                                    416           (346)               647          (607)
   Income taxes                                       (228)           (41)                66        (1,142)
   Accrued expenses and other                         (124)          (650)            (2,328)       (1,823)
   Deferred revenue                                    310           (569)              (948)         (556)
                                                  --------       --------           --------      --------
Net cash provided by (used in) operating
   activities                                          965            409                 86        (2,643)
Cash flows from investing activities
   Acquisition of Compendit, net of cash                 -             (1)                 -        (5,677)
   (Increase)/Decrease in marketable
      securities                                    (9,189)           981              2,484         3,315
   Purchases of property and equipment                 (94)          (431)              (301)         (841)
                                                  --------       --------           --------      --------
Net cash provided by (used in)
   investing activities                             (9,283)           549              2,183        (3,203)
Cash flows from financing activities
Proceeds from stock option and purchase
   plans                                               231            178                541           593
                                                  --------       --------           --------      --------
Net cash provided by financing activities              231            178                541           593
                                                  --------       --------           --------      --------
Effect of changes in exchange rates on cash             34            (14)               118            71
Increase (decrease) in cash and cash
   equivalents                                      (8,053)         1,122              2,928        (5,182)
Cash and cash equivalents, beg. of period           30,167         17,767             19,186        24,071
                                                  --------       --------           --------      --------
Cash and cash equivalents, end of period         $  22,114      $  18,889          $  22,114     $  18,889
                                                  ========       ========           ========      ========

                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                               September 30, 2004

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in Inforte's annual report on Form 10-K (File No. 000-29239). The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.

(2) DILUTED EARNINGS PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                              --------------------------      --------------------------
                                                 2003            2004            2003            2004
                                              --------------------------      --------------------------
                                                     (Unaudited)                      (Unaudited)


Basic weighted average shares                 10,915,317     11,056,289       10,880,583      11,025,082
Effect of dilutive stock options                 139,929        127,050          111,974         272,141
                                              -------------------------       --------------------------

Diluted common and common
  equivalent shares                           11,055,246     11,183,340       10,992,557      11,297,223
                                              =========================       ==========================


(3) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $460,477 and $1,348,789 for the three and nine months ended September 30, 2003 and $31,266 and $659,568 for the three and nine months ended September 30, 2004.

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


(5) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte's European operations had $4,820,553 and $6,531,831 of revenues for the nine months ending September 30, 2003 and 2004, respectively, and $1,467,405 and $2,120,237 of revenues for the three months ending September 30, 2003 and 2004, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker, therefore, Inforte has not disclosed asset information for each operating segment or geographical location.


(6) STOCK BASED COMPENSATION
Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options. For options issued to employees during the three and nine months ending September 30, 2003 no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock-based compensation expense of $19,000 was recognized in the quarter ending September 30, 2004, $7,000 of which was related to option grants related to the acquisition of COMPENDIT, Inc. ("COMPENDIT") and $12,000 was related to grants of restricted stock. During the first nine months of 2004 we recognized a stock-based compensation expense of $180,000, $104,000 which was related to the COMPENDIT acquisition and $76,000 was related to grants of restricted stock. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and nine months ended September 30, 2003 and 2004, net income and net income per share would have been as follows:

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMEBR 30,                   SEPTEMBER 30,
                                                  ----------------------------      ----------------------------
                                                     2003              2004            2003              2004
                                                  ----------        ----------      ----------        ----------
                                                  (Unaudited)       (Unaudited)     (Unaudited)       (Unaudited)

Net income, as reported                        $    446,395      $      5,020      $  1,350,783      $    715,241
Add: Stock-based compensation expense
   recorded, net of related tax effects                   -            19,135                 -           179,871
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                           (1,481,971)       (1,026,914)       (4,082,644)       (3,671,840)

Pro forma net loss                             $ (1,035,576)     $ (1,002,759)     $ (2,731,861)     $ (2,776,729)
                                                ===========       ===========       ===========       ===========

Net income, per share:
   Basic -- as reported                                0.04              0.00              0.12              0.06
                                                ===========       ===========       ===========       ===========
   Basic -- pro forma                                 (0.09)            (0.09)            (0.25)            (0.25)
                                                ===========       ===========       ===========       ===========
   Diluted -- as reported                              0.04              0.00              0.12              0.06
                                                ===========       ===========       ===========       ===========
   Diluted -- pro forma                               (0.09)            (0.09)            (0.25)            (0.25)
                                                ===========       ===========       ===========       ===========

(7) ACQUISITIONS
On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing. An additional cash payment of $0.5 million was paid in cash in May based on a closing statement calculation of cash less transaction costs. A supplementary cash amount of $6.3 million will be paid in two equal amounts of $3.15 million on January 2005 and on January 2006. This acquisition enhanced Inforte's ability to offer analytics and business intelligence solutions through COMPENDIT's services partnership with SAP.

The unaudited consolidated financial statements reflect a total purchase price of $12.5 million, consisting of the following: (i) the payment of the initial cash consideration of $5.5 million, (ii) transaction costs of $0.2 million,
(iii) additional cash consideration paid after closing of the acquisition of $0.5 million, and (iv) earnout of $6.3 million payable in January 2005 and January 2006. Under the purchase method of accounting, the purchase price is allocated to COMPENDIT's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows (in thousands):

Tangible assets:
   Cash and cash equivalents.......................   $    547
   Accounts receivable and other current assets....      2,269
   Property and equipment..........................        156
                                                      --------
        Total tangible assets......................      2,972

Intangible assets:
   Goodwill and other intangible assets............     11,864
                                                      --------
        Total assets...............................     14,836
                                                      --------
Liabilities assumed:                                    (2,310)
                                                      --------
        Net assets acquired........................   $ 12,526
                                                      ========

The following is a summary of intangible assets and goodwill as of September 30, 2004 (in thousands except for amortization life):

                                  Gross         Accumulated      Net book      Weighted average
                                 carrying      amortization        value      amortization life
                                  amount                                          (months)
                               -----------    --------------    ----------    -----------------
Customer contracts              $      127               $99     $      38                   12
Goodwill                            11,737                 -        11,737                  N/A
                               -----------    --------------    ----------    -----------------
Total                           $   11,864               $99     $  11,775
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

The acquisition and integration of COMPENDIT, in the first quarter of 2004, was a factor in the increases in Inforte's consultant base, revenues and costs compared with prior year amounts. The effective date of the transaction was March 04, 2004 and, as such, the income statement for the nine months ended September 30, 2004 includes approximately seven months of results from operations for COMPENDIT.

RESULTS OF OPERATIONS
---------------------

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                                      % of Net Revenue       % of Net Revenue
                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                       2003      2004         2003      2004
                                                      -----     -----        -----     -----
Revenues
  Revenue before reimbursements (net revenue)         100.0%    100.0%       100.0%    100.0%
  Reimbursements                                       17.6      14.5         12.5      14.2
                                                      -----     -----        -----     -----

Total Revenue                                         117.6     114.5        112.5     114.2
                                                      -----     -----        -----     -----

Operating expenses:
Project personnel and related expenses                 53.2      61.5         50.8      56.3
Reimbursements                                         17.6      14.5         12.5      14.2
Sales and marketing                                    13.5      10.2         16.3      11.4
Recruiting, retention and training                      2.4       3.2          1.8       3.2
Management and administrative                          27.7      27.3         30.1      26.0
                                                       ----      ----         ----      ----

Total operating expenses *                            114.3     116.8        111.4     111.2
                                                      -----     -----        -----     -----

Operating income                                        3.3      (2.2)         1.1       3.0
Interest income, net and other                          3.3       2.3          5.1       2.2
                                                       ----      ----         ----      ----
Pretax income                                           6.6       0.1          6.1       5.2

Income tax expense                                      0.8       0.1          0.6       2.1
                                                        ---       ---          ---       ---

Net income                                              5.8%      0.0%         5.5%      3.1%
                                                        ====      ====         ====      ====


*Total operating expenses,
  excluding reimbursements                             96.7%    102.2%        98.9%     97.0%

Nine and three months ended September 30, 2003 and 2004
-------------------------------------------------------

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue increased 49% to $11.5 million for the quarter ended September 30, 2004 from $7.7 million for the quarter ended September 30, 2003. Net revenue increased 42% to $34.2 million for the nine months ended September 30, 2004 from $24.1 million for the nine months ended September 30, 2003. We attribute this increase in revenues in part to the acquisition of our new SAP Practice which had revenue of approximately $2.7 million in the quarter as well as to an increased demand for our other services. For the quarter ended September 30, 2004, we had 43 significant clients with each of these clients contributing, on average, $1.0 million to revenue on an annualized basis. For the quarter ended September 30, 2003, we had 28 significant clients with each of these clients contributing, on average, $1.1 million to revenue on an annualized basis.

Sequentially, net revenue dropped 4% to $11.5 million in the September 2004 quarter from $12.0 million in the June 2004 quarter. This sequential drop resulted primarily from normal seasonal effects and the commoditization of one of our service offerings.

Project personnel and related expenses. Project personnel and related expenses consist of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased 72% to $7.1 million for the quarter ended September 30, 2004 from $4.8 million for the quarter ended September 30, 2003. Year to date, project personnel and related expenses were $19.8 million, a 53% increase from $12.4 million for the first nine months of 2003. These increases resulted from growth in consulting headcount, increased compensation and an increased use of outside contractors. We employed 260 consultants on September 30, 2004, up from 148 one year earlier. This is an increase of 112 consultants which includes the addition of 48 consultants through the COMPENDIT acquisition completed in the first quarter of 2004. The remaining consultant headcount increase was a function of the ongoing recruiting efforts. Project personnel and related expenses represented 61.5% of net revenue for the quarter ended September 30, 2004, up from 53.2% for the quarter ended September 30, 2003, as revenue grew at a slower rate than project personnel and related expenses did. Similarly, for the nine months ended September 30, 2004, project personnel and related expenses represented 58.1% of net revenue up from 51.6% in the prior year period. Project personnel and related expenses may decrease in subsequent quarters due to our continuous efforts to align consulting headcount with current revenue forecast.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the marketing and sales groups and costs to execute marketing programs. Sales and marketing expenses increased 13% to $1.2 million, or 10.2% of net revenue, for the quarter ended September 30, 2004 from $1.0 million, or 13.5% of net revenue, in quarter ended September 30, 2003. This increase is due to a combination of intensified marketing activities and higher performance based compensation payable to sales personnel. Sales and marketing expenses increased by 1% to $3.8 million for the nine months ended September 30, 2004 from $3.7 million for the nine months ended September 30, 2003. Year to date, sales and marketing expenses were 11.0% of net revenue compared to 15.4% in the prior year period.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources activities; costs to recruit new employees; costs of human resource programs; and training costs. These expenses increased 102% to $370,000 for the quarter ended September 30, 2004 from $183,000 for the quarter ended September 30, 2003. As a percent of net revenue, these costs increased to 3.2% in the quarter ended September 30, 2004 from 2.4% in the quarter ended September 30, 2003. Year to date, recruiting, retention and training costs increased by 132% from $435,000 for the nine months ended September 30, 2003 to $1.1 million for the nine months ended September 30, 2004. As a percent of net revenue, these costs increased to 3.2% in the nine months ended September 30, 2004 from 2.0% for the nine months ended September 30, 2003. The increase in spending results primarily from more recruiting costs due to the increase in the number of personnel recruited, more human resources spending due to higher company-wide headcount and the reinstitution of formal training programs. As our staffing needs increase, recruiting efforts require spending on recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. Total headcount was 310 as of September 30, 2004 and 187 as of September 30, 2003. At the time of the acquisition of our SAP practice total headcount increased by 54 people.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses increased 47% to $3.1 million for the quarter ended September 30, 2004, from $2.1 million for the quarter ended September 30, 2003. As a percent of net revenue, management and administrative expenses were 27.3% for the quarter ended September 30, 2004, down from 27.7% for the quarter ended September 30, 2003, as management and administrative expenses grew at a lower rate than revenue did. Year to date, management and administrative expenses increased 28% to $9.0 million for the nine months ended September 30, 2004 from $7.1 million for the nine months ended September 30, 2003. As a percent of revenue, management and administrative expenses fell to 26.5% for the nine months ended September 30, 2004 from 29.3% for the nine months ended September 30, 2003. Higher management and administrative expenses, in particular executive and operation-management related costs, for the three months ending September 30, 2004 were due to increased efforts to build the infrastructure supporting faster revenue growth. Our plan to set up and make fully functional our India location was successfully completed as of the end of the first quarter of 2004. There were also additional legal and finance costs for Sarbanes-Oxley, SEC and NASDAQ compliance and rent for offices in Chicago and Hamburg, Germany associated with the acquisition of COMPENDIT. Management and administrative employees were 28 and 19 as of September 30, 2004 and September 30, 2003, respectively.

On October 1, 2004, Inforte's executive team authorized a plan to reduce its office space to better align with its space needs. The total reduction of office space resulting from this consolidation of our office space was approximately 41,345 square feet, all of which was vacated as of October 1, 2004. Total charges related to this reduction of space are estimated at $2.0 million and will be recognized on the statement of operations in the fourth quarter of 2004.

Interest income, net and other. During the quarter ended September 30, 2004, interest income, net and other, was $267,000, up from $257,000 for the quarter ended September 30, 2003. Year to date interest income, net and other was $773,000, down from $1.1 million for the same period in 2003. This decrease in year-to-date investment earnings was due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balances. We expect interest income, net and other, to decline further to around $240,000 in the fourth quarter of 2004 due to lower cash balances, because of the COMPENDIT acquisition, as of the end of the third quarter of 2004 relative to prior quarters.

Income tax expense. Inforte's effective tax rate for the September 2004 quarter was 40.0% compared to a rate of 12.8% for the September 2003 quarter. The unusually low effective tax rate in 2003 resulted from our reduction of income tax expense by $125,000 in the September 30, 2003 quarter to account for an estimated reduction of income tax liabilities. The effective tax rate of 40% in the third quarter of 2004 approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes. The 2004 year-to-date effective tax rate was 40.0% compared to 11.0% for the same period in 2003. During the year-to-date period to September 30, 2003 we reduced income tax expense by $375,000 to account for an estimated reduction of income tax liabilities.

Liquidity and capital resources. Cash and cash equivalents increased from $17.8 million on June 30, 2004 to $18.9 million on September 30, 2004. Short-term marketable securities increased from $22.3 million to $25.5 million over the same period. Long-term marketable securities decreased from $18.4 million to $14.1 million during the third quarter of 2004. In total, cash and cash equivalents, short-term and long-term marketable securities stayed at the same level of $58.5 million on September 30, 2004 compared to June 30, 2004. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the September 2004 quarter, Inforte's cash flow from operations was $409,000 and capital expenditures were $431,000, resulting in negative $22,000 free cash flow (cash flow from operation minus capital expenditures). Additionally, financing activities resulted in a cash inflow of $178,000 from employees participating in stock purchase and stock option plans.

Year-to-date cash and cash equivalents dropped by $5.2 million from $24.1 million on December 31, 2003 to $18.9 million on September 30, 2004. Short-term marketable securities stayed at the same level at $25.5 million on December 31, 2003 and September 30, 2004. Long-term marketable securities dropped by $4.1 million from $18.2 million on December 31, 2003 to $14.1 million on September 30, 2004.

Cash flow from operations for the nine months ending September 30, 2004 was negative $2.6 million. Capital expenditure for the nine months ending September 30, 2004 was $841,000, resulting in a free cash flow of negative $3.5 million. Additionally, financing activities resulted in a cash inflow of $593,000 from employee participating in stock purchase and stock option plans.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002, the entire amount authorized was repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of September 30, 2004. At quarter end, Inforte had 11,065,218 shares outstanding and $58.5 million in cash and marketable securities, resulting in $5.29 of cash and marketable securities per basic share. As of September 30, 2004, the public float (shares not held by executive officers and directors) totaled 7.1 million shares or 64% of total outstanding shares.

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

As of September 30, 2004, Inforte had a total of up to $6.3 million in deferred business acquisition obligations payable in cash in January 2005 and 2006. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, primarily from the cash generated from the operations of the acquired business. In addition to the purchase price obligation for the COMPENDIT acquisition, Inforte assumed two operating leases from COMPENDIT, related to office space.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.


                                                 Payments Due by Period (in thousands)
Contractual Obligations
------------------------------------------------------------------------------------------------------------------------------
                                                       Total            Q4 2004       2005       2006          2007       2008
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                             0                0            0          0             0          0
Capital lease obligations                                  0                0            0          0             0          0
Operating leases                                       5,126              721        2,876        980           302        247
Unconditional purchase obligations                         0                0            0          0             0          0
Other long-term obligations                                0                0            0          0             0          0
Total contractual cash obligations                     5,126              721        2,876        980           302        247
------------------------------------------------ ------------ ---------------- ------------ ---------- ------------- ----------

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

All of these challenges must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting all of these challenges.

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

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and maintain profitability. If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, individuals who were previously successful in a different business environment may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with stock options. Options granted to employees from the IPO date, February 17, 2000, through September 30, 2004 have exercise prices of $2.90 to $71.81. The average exercise price of all options outstanding at September 30, 2004 is $11.97. Since the market price for Inforte stock has recently been below this average strike price, it may be more difficult to retain employees. If key employee turnover rates grow to unacceptable levels because compensation is not at competitive rates, Inforte may increase the level of stock option grants or cash compensation. These actions would reduce net income per share and may cause Inforte to become unprofitable.

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

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated. If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive free cash flow. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased by 100% or more for seven consecutive years, reaching $63.8 million in 2000. As a result of the pricing pressures from competitors and from clients facing pressure to control costs, net revenue has declined in each of the last three years, dropping to $32.7 million in 2003. If our revenues decline further, we may not be profitable or achieve positive free cash flow. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected. We currently have marketing relationships with software vendors, including SAP, Siebel Systems, Inc., Vignette and Unica. Although we have historically received a large number of business leads from these and other software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues. Historically our software partners have primarily relied on licensing fees and maintenance contracts to generate revenue. However, more recently as software licensed sales have declined, software vendors have sought to supplement their revenue through increased implementation services for their software. This business strategy puts us in competition with our software partners on some deals, reducing client leads and our ability to develop new clients and revenue. We no longer receive a significant portion of our leads through our software vendor relationships.

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

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the third quarter of 2004 our five largest clients accounted for 34% of net revenue and our ten largest clients accounted for 52% of net revenue. In the same quarter we had one client contributing more than 10% of quarterly net revenue. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock. Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. In February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. In 2003, our net revenue declined sequentially for the first three quarters of the year. We believe our traditional seasonal pattern was overwhelmed by geopolitical events that took place early in 2003, the most notable of these events being the war in Iraq. In the beginning of 2004 there was increased demand due to our development of new service offerings and a general pick-up in the economy, the third quarter of 2004 was impacted by normal seasonal effects and the commoditization of one of our service offerings. This existence of seasonal, cyclical and service offering effects makes it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

Our expansion and growth internationally could negatively affect our business. For the third quarter of 2004, our international net revenue was 25% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. Finally, as the U.S. economic slowdown has spread to the rest of the world, our ability to obtain international revenues may be reduced in the future. These risk factors, among others not cited here, may negatively impact our business.

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

If the supply of information technology companies and personnel continues to exceed demand, this may adversely impact the pricing of our projects and our ability to win business. Over the last few years many firms in our industry announced significant employee layoffs and lower rates of utilization of billable personnel. An oversupply of technology professionals may reduce the price clients are willing to pay for our services. An oversupply may also increase the talent pool for potential clients who may choose to complete projects in-house rather than use an outside consulting firm such as Inforte. Lower utilization rates increase the likelihood that a competitor will reduce their price to secure business in order to improve their utilization rate. The extent to which pricing and our ability to win business may be impacted is a function of both the magnitude and duration of the supply and demand imbalance in our industry.

Geopolitical instability may cause our revenues to decrease. Our clients often avoid large spending commitments during periods of geopolitical instability and economic uncertainty. The possibility of terrorists attacking United States' interests or geopolitical concerns in other areas such as the Middle East, south Asia and North Korea may cause clients to freeze or slow their decision making processes. This would slow demand for our services and would negatively impact our revenue.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly professional services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance. Inforte's average trading volume during the third quarter of 2004 averaged approximately 41,000 shares per day. On any particular day, Inforte's trading volume can be less than 5,000 shares, increasing the potential for volatile stock prices.

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

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of September 30, 2004 our executive officers and directors beneficially own over 36% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

o Philip S. Bligh 21.4%
o Stephen C.P. Mack 13.1%

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of September 30, 2004, we have made no repurchases under this second program.

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

                  32 Written statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350.

(b) Reports on Form 8-K

In a Report on Form 8-K furnished on July 27, 2004, Inforte reported, under Item 12, "Results of Operation and Financial Condition," the issuance of a press release regarding earnings for the second quarter of 2004.

In a report on Form 8-K, filed on August 31, 2004, Inforte reported, under Item
1.01 "Entry into a Material Definitive Agreement," the modification of the earn-out provisions of the Agreement of Merger, dated March 4, 2004, among Inforte, INFC Acquisition Corp. and the Stockholder Representative. Inforte has agreed to eliminate as a condition to its obligation to pay the full $6.3 million cash earn-out amount under the Original Merger Agreement the achievement of specific 2004 net revenue levels by the Compendit business.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Inforte Corp.

                                          By:     /s/ Nick Heyes
November 15, 2004                              ---------------------------------
                                                      Nick Heyes,
                                                  Chief Financial Officer