Form 10-K/A
period 2003-12-31
INFORTE CORP
filed 2005-03-25
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File No. 000-29239

INFORTE CORP.
(Exact name of registrant as specified in its charter)

Delaware	36-3909334
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

150 North Michigan Avenue
Suite 3400, Chicago, Illinois 60601
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (312) 540-0900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x No o

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K.

                 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes o No x

                 The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s 2003 second fiscal quarter, is $45,881,512.

                 The number of shares of the Registrant’s common shares, par value $0.001 per share, outstanding as of March 14, 2005 was 11,011,643.

        Explanatory Note:

        Inforte Corp. is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 21, 2003, which was originally filed on March 24, 2004, to re-designate Exhibits 3.4 and 3.5 as Exhibits 10.8 and 10.9, and to disclose certain information in re-designated Exhibits 10.8 and 10.9, for which confidential treatment had previously been sought.

Item 15.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        The registrant hereby amends and restates Item 15 by striking the following:

“3.4 Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer.
H 3.5 Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer.”

and inserting in its place, the following:

“10.8 Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton.
H 10.9 Employment agreement, dated November 26, 2003, with David Sutton.”

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

INFORTE CORP.
By: /s/ Nick Heyes
March 25, 2005	Nick Heyes,
Chief Financial Officer

Exhibit Index to Form 10-K/A

Exhibit No.	Description

10.8	Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company ("Marketing Scientists"), and David Sutton.

10.9	Employment agreement, dated November 26, 2003, with David Sutton.