Form 10-K
period 2004-12-31
INFORTE CORP
filed 2005-03-31
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

          The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, is $70,438,496.

          The number of shares of the Registrant’s common shares, par value $0.001 per share, outstanding as of March 14, 2005 was 11,157,002.

          Certain portions of the Registrant’s definitive proxy statement dated March 24, 2005 for the Annual Meeting of Stockholders to be held April 27, 2005 are incorporated by reference into Part III of this report.

Inforte Corp.
Form 10-K
December 31, 2004

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

Overview

          Inforte Corp. increases the competitive strength of its clients by providing them with insight, intelligence and an infrastructure to enable more timely and profitable decision-making. Inforte consultants combine real-world experience, strong industry, functional and analytical expertise with innovative go-to-market strategies and technology solutions, working to help ensure that our clients can drive transformational, measurable results in their customer interactions.

          Our client base consists primarily of Global 2000 companies. Representative clients in the past year included Amylin, Argent Mortgage Company, Auto Trader.com, Avery Dennison, BP, Cadbury Schweppes, Diageo, Genesys, Guardian Life Insurance, John H. Harland Company, NASA, Quest Software, Raymond James, Sabre, Sony Pictures, SouthStar Energy, The Goodman Theatre, Tribune Company, United Stationers, Vision Service Providers, Vodafone and WesCorp.

          Inforte has grown through organic means rather than through mergers or acquisitions from its inception in 1993 through 2003. Historically, we have funded our growth primarily through internally generated free cash flow, and although free cash flow was negative in 2004, we have generated positive free cash flow on a cumulative basis since becoming a public company in February 2000. In March 2004, Inforte acquired COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services. This acquisition enhanced Inforte’s ability to offer analytics and business intelligence solutions through COMPENDIT’s services partnership with SAP. As of December 31, 2004, we employed 250 people in our offices in Atlanta; Dallas; Delhi, India; Hamburg, Germany; London; Los Angeles; New York; San Francisco; Walldorf, Germany; and Washington, D.C..

          Inforte was incorporated in Delaware in 1999 and our stock is traded on the NASDAQ National Market under the symbol “INFT.” Our Internet address is http://www.inforte.com. Material contained on our website is not incorporated by reference into this annual report.

Industry Background

          A fluctuating economic environment has created many challenges for companies seeking growth, optimal profitability and increased efficiencies in highly competitive and rapidly changing markets. In order to achieve these goals in any economic environment, companies need to develop strategies for customer-facing operations that are highly integrated and aligned with business strategy and goals. By applying well-established customer relationship management (CRM), strategy and business intelligence techniques, along with proven technology solutions, organizations can develop data-driven strategies and utilize fact-based decision-making to systematically execute on business goals to generate profitable results.

          The analysis, design and implementation of effective CRM, strategy and business intelligence solutions require special skills and expertise that many companies do not possess. These special skills include the ability to:

•	Identify the vital planning information that companies need to manage their business better in response to demand changes

•	Integrate planning processes and systems across business functions;

•	Develop integrated, demand-driven approaches to planning and executing operations;

•	Drive profitability from customers by linking customer-facing strategies to the back office; and

•	Implement the technology required to support these solutions.

          The availability of high-quality professionals experienced in creating, implementing and integrating these strategic and technological solutions is limited. It is often inefficient and difficult for companies seeking to enhance their customer management and business intelligence capabilities to hire, train and retain in-house personnel. As a result, businesses engage professional services firms to help them develop and execute on the necessary strategies and solutions.

Inforte Services & Solutions

CUSTOMER MANAGEMENT: We deliver customer management solutions that help clients generate insight from customer interactions and help our clients focus enterprise-wide decision-making processes around a true understanding of their customer-related information. We increase our clients’ knowledge of their customers and help them drive profit-driving activities around that knowledge. We assist our clients with their business intelligence initiatives, customer segmentation approaches, customer differentiation programs and marketing management.

BUSINESS INTELLIGENCE & ANALYTICS: Inforte transforms clients’ enterprise data into a structured fact-base to enable close business monitoring and faster, more effective decisions. Clients’ business intelligence needs vary widely: one may be to seek the “single point of truth” of an enterprise data warehouse; another with this already in place may want to improve operational decision making with enhanced reporting; still another has progressed to manipulating data assets for scenario planning and simulation. Inforte goes beyond just solving a client’s most pressing business issue, instead guiding each along the information architecture continuum towards increasing business insights.

OPERATIONAL STRATEGY: Inforte’s operational strategy practice utilizes data-driven strategy formulation to maximize potential return. We leverage existing enterprise information and technology investments — to help explain what currently works and what does not – and apply innovative analysis techniques to reveal actionable insights that create sustainable advantages. This focus on fact-based strategy guides intelligent business change by using information to decide which tools and tactics will have the most significant, positive impact on company performance.

          Service Lines. To effectively deliver on Inforte’s strategy and solution offerings, we deliver the following services:

          Operational Strategy. Inforte helps firms establish operational strategies that support their desired strategic positioning. The strategies may focus on customer-facing operations, products or services, and/or achievement of operational excellence. Inforte helps clients develop new operating strategies or improve on existing ones by validating, refining and building value propositions, conducting competitive analysis, developing customer value/segmentation approaches, developing benefits or ROI models, and creating branding or marketing strategies.

          Process Design. By developing a detailed design of the “to-be” business processes, an organization can positively impact organizational and technology changes that follow. Inforte takes a pragmatic view and recognizes that driving sustainable process change is difficult to accomplish. We draw upon significant depth of experience to design business processes that are practical and adoptable and provide the support needed to execution of roll-out and adoption. Implementation planning, key metrics and organizational change planning are integral to the successful deployment of redesigned processes.

          Program Management. Inforte can enhance the successful delivery of projects through the implementation of disciplined program management techniques. This includes the establishment of a Program Management Office (PMO) to define, deploy and support common processes, techniques and tools that are used by all projects throughout the program.

          Organizational Change. Concurrent with the design of a client’s Operating Model, companies must plan for the organizational changes that may be required to enact and sustain the business. Determining the organization’s readiness for change requires a thorough assessment of its current leadership, structure, culture and workforce. Organization Change Planning begins with this assessment and produces a prioritized list of initiatives that address macro- and micro-level activities required to support the successful deployment of integrated solutions within the organization.

          Technology Delivery. Inforte’s technology delivery service line involves the identification, definition and sequencing of a series of technology-focused initiatives to meet a specific set of business goals. Frequently starting with the development of a technology roadmap, Inforte’s technology delivery is anchored in the company’s strategic plan, its operating model and an understanding of the required business capabilities, current processes and organizational structures.

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

Inforte Strategy

          Inforte’s strategic focus is on consulting services that help companies gain actionable insights into their customer-facing areas of operations and that leverage our real-world expertise in our core industry verticals, along with our functional and analytical capabilities. We believe that we compare favorably to our competitors who, while larger in size and in possession of greater resources, lack our deep expertise in our specialty areas of focus, as well as our agility and awareness of industry-specific market trends.

          The underlying principles supporting this strategy are:

          Maintain a focus on our core areas of expertise: Customer Management, Business Intelligence & Analytics, and Strategy. Inforte helps companies increase their competitive strength of by making more profitable decisions, leading to maximized effectiveness in their customer-facing initiatives. Inforte consultants deliver strategy, process and technology solutions that drive business results through the development of creative, actionable plans that organize and intelligently interpret clients’ new and existing customer data. We believe our focus enhances our ability to generate assignments from existing and new clients, achieve high margins, maintain our position of technological and thought leadership and provide challenging assignments to our employees.

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

          Inforte emphasizes continuous improvement of our client delivery expertise, including our V2V methodology, real-world and industry-specific expertise, knowledge management and other internal processes to compete effectively in the future. We continue to refine the systems and processes that comprise our internal infrastructure, which we consider to be advanced for a company of our size.

Clients

          Our client base consists primarily of Global 2000 companies. Representative clients are listed in the “Overview.” During 2004 our top five clients equaled 39 percent of total revenue and our top ten clients equaled 56 percent of total revenue. No single customer has provided Inforte with over 10 percent of annual revenue for the five years ending December 31, 2002, two customers contributed more than 10 percent of annual revenue in 2003 and one client contributed more that 10 percent of annual revenue in 2004.

Sales and Marketing

          Inforte markets with an approach that utilizes both direct and channel selling methods. The efforts of the marketing team are combined with dedicated sales professionals, senior client executives and subject matter experts, and senior delivery personnel to sell directly into accounts and leverage our deep channel relationships. Through channel sales we target new accounts, while our direct selling methods focus on both growing existing customer relationships and adding new accounts to our client roster.

          We use the salesforce.com methodology, customized by Inforte as iSAM, to capture detailed information on sales opportunities. This system tracks potential contracts at each stage of our sales cycle and we project revenue based on a probability analysis of each sales opportunity, allowing us to manage our staffing needs and spending plans.

          Our market development efforts are designed to build Inforte’s brand name and recognition in the marketplace and generate leads for new business. Our activities include: strategic direct marketing programs, public speaking engagements, attendance at industry conferences, regular meetings with industry analysts, public relations and media relations programs, electronic brochures and use of web site properties such as inforte.com.

          We complement our internal sales and marketing processes with select formalized alliances. We co-market and share leads with software vendors and complementary services firms with whom we have strategic, non-exclusive marketing relationships. We also work with other software vendors with whom we do not have formalized relationships.

People

          Our headcount was 257 people at the end of 1999, 442 people at the end of 2000, 294 people at the end of 2001, 229 employees as of December 31, 2002, 189 employees as of December 31, 2003 and 250 as of December 31, 2004. Of these, 205 are consultants, 11 are in sales and marketing, including 4 quota-based sales personnel, 7 are in human resources and 27 are management or administrative personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Competition

          We compete in the strategy and technology professional services market, which is highly competitive. Despite the elimination of many competitors in recent years, competition remains intense. We believe that our competitors fall into several categories, including the following:

•	The successor organizations to the Big 5 consulting firms: Accenture, Bearing Point, Deloitte Consulting, Cap Gemini and IBM Business Consulting Services

•	Technology consulting firms such as Answerthink, Diamond Cluster, and Sapient

•	Strategy consulting firms such as Bain, Booz Allen & Hamilton, Boston Consulting Group and McKinsey

•	Professional services divisions of application software vendors

•	Internal information technology departments of current and potential clients

•	Large systems integration or outsourcing firms such as Computer Sciences, EDS, and Unisys.

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

          If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, individuals who were previously successful in a different business environment may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with equity-based awards. Options granted to employees from the IPO date, February 17, 2000, through December 31, 2004 had exercise prices of $2.90 to $71.81 and the average exercise price of all options outstanding at December 31, 2004 was $13.30. Since, among other reasons, the market price for Inforte stock has recently been below this average strike price, Inforte’s board of directors approved a capital restructuring plan that, among other things, offered employees the opportunity to convert certain stock options to restricted stock and to cash out other options. Inforte intends to favor restricted stock grants over stock options in the future. These actions could reduce net income per share and may cause Inforte to become unprofitable.

When the new proposal on stock option expensing is adopted by Inforte, our reported earnings will be negatively impacted.

          When we begin to expense stock options, our earnings will be reduced and we may be unable to stay profitable. Under Financial Accounting Standards Board (FASB)’s new requirement, public companies must begin expensing stock options based on their grant date “fair value” beginning July 1, 2005. Under these new accounting rules, Inforte would have to begin expensing options grants that were made prior to the July 1, 2005 date but which vest after this date. Therefore, even if Inforte does not grant any options after July 1, 2005 it will still be taking a significant expense on July 1, 2005 and over the subsequent periods, unless the options have already vested or been cancelled. With these new rules Inforte will report significant stock option-related compensation expense as calculated on the grant date “fair value” even if the current date “fair value” of the stock options is very minimal. We plan to convert a large percentage of outstanding stock options to cash or restricted stock, or, if those stock options are not exchanged, accelerate the vesting of unvested stock options to significantly reduce Inforte’s exposure to this stock option-related non-cash compensation expense. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total consideration of $785,368 and 707,112 options were exchanged for 310,394 shares of restricted stock. As a result of this restructuring plan, total outstanding options were reduced from 2.6 million at December 31, 2004 to approximately 1.0 million after the offer.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

          If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive free cash flow. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased by 100% or more for seven consecutive years, reaching $63.8 million in 2000. As a result of the pricing pressures from competitors and from clients facing pressure to control costs, net revenue has declined in each of the years 2001, 2002 and 2003, dropping to $32.7 million in 2003 and then increasing to $43.9 million in 2004. If our revenues decline, we may not be profitable or achieve positive free cash flow. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected.

          We currently have marketing relationships with software vendors, including SAP, Siebel Systems, Inc., Salesforce.com, Vignette and Unica. Although we have historically received a large number of business leads from these and other software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues.

          Historically our software partners have primarily relied on licensing fees and maintenance contracts to generate revenue. However, more recently as software licensed sales have declined, software vendors have sought to supplement their revenue through increased implementation services for their software. This business strategy puts us in competition with our software partners on some deals, reducing client leads and our ability to develop new clients and revenue. Currently, we do not receive a significant portion of our leads through our software vendor relationships.

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

          At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During 2004 our five largest clients accounted for 39% of net revenue and our ten largest clients accounted for 56% of net revenue. In the same year we had one client, Argent Mortgage Company LLC, contributing more than 10% of net revenue for the year. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable.

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

          Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. In February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. In 2003, our net revenue declined sequentially for the first three quarters of the year. We believe our traditional seasonal pattern was overwhelmed by geopolitical events that took place early in 2003, the most notable of these events being the war in Iraq. In the beginning  of 2004 there was increased demand due to our development of new service offerings and a general pick-up in the economy; the third and fourth quarter of 2004 were impacted by normal seasonal effects and the commoditization of one of our service offerings. This existence of seasonal, cyclical and service offering effects makes it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

          For 2004, our international net revenue was 22% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. These risk factors, among others not cited here, may negatively impact our business.

As offshore development becomes accepted as a viable alternative to doing work domestically, our pricing and revenue may be negatively affected.

          Gradually, over the past several decades, numerous IT service firms have been founded in countries such as India, which have well-educated and technically trained English-speaking workforces available at wage rates that are only a fraction of U.S. and European wages rates. Additionally, some larger clients have established internal IT operations at offshore locations. While traditionally we have not competed with offshore development, presently this form of development is seeing rapid and increasing acceptance in the market, especially for routine and repetitive types of development. While offshore development has greater risk due to distance, geopolitical and cultural issues, we believe its lower cost advantage will likely overwhelm these risks. If we are unable to evolve our service offerings to a more differentiated position or if the rate of acceptance of offshore development advances even faster than we anticipate, then our pricing and our revenue may be negatively affected. Moreover, we have established an offshore development capability in New Delhi, India. If we are unable to adequately manage the additional complexity of these operations and this model for project delivery it may impact project quality and overall company profitability.

Recent changes in the executive team and strategic modifications in business structure could lead to inferior financial results if this transition does not occur smoothly.

          Over the past two years Inforte has implemented several strategic reorganization plans that comprised of simplification of the business structure and changes in Inforte’s executive management team. In December 2003, Inforte announced the hiring of new President and Chief Operating Officer, David Sutton, and the stepping down of Stephen Mack, both effective on that date. In addition, in January 2005, Inforte announced in a press release and a form 8-K that Inforte Chief Operating Officer and President David Sutton had assumed the position of Chief Executive Officer and that Philip Bligh, while remaining as Chairman of the Board, was stepping down as Chief Executive Officer. Mr. Sutton has relinquished the Chief Operating Officer title and Inforte does not plan any appointment to this position at this time. Should these changes in the executive team adversely affect relationships with current partners and clients or lead to higher turnover rates, we may be unable to maintain the present level of profitability.

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline.

          We have already switched some supplier relationships, including our audit and tax advisor relationship to mitigate these cost increases, and other relationships are under review. On September 8, 2003, the Audit Committee of the Board of Directors approved (1) the dismissal of Ernst & Young LLP (E&Y) as the Company’s independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP as the Company’s independent accountants, commencing upon the dismissal of E&Y. The replacement of E&Y with Grant Thornton LLP was based on economic reasons related to possible future fees escalation in current and forthcoming engagements of the Company’s independent accountants. Further, efforts started in 2004 to document the implementation of the requirements of the Sarbanes-Oxley Act and for that purpose Inforte has incurred additional costs related to the hiring of outside consultants. We expect these costs to increase even further in 2005 and 2006 when, starting 2006, under section 404 of the Sarbanes-Oxley Act we will be required to include, for the first time in our Annual Report and Form 10-K management’s assessment of the effectiveness of our internal controls over financial reporting, and our independent auditors’ attestation of that assessment.

If we experience significant delays in our project plan for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, these delays could prevent us from obtaining an unqualified attestation from our auditors.

          As of the date of this report, we have developed a detailed plan coordinating the efforts required for the management’s assessment of the effectiveness of our internal controls over financial reporting, and our independent auditors’ attestation of that assessment. If we do not timely complete and document our work, our auditors might not have sufficient time to successfully test the management’s assessment before our Form 10-K filing for the year 2006, which would prevent us from obtaining an unqualified attestation from our auditors. Because opinions on internal controls have not been required in the past, it is uncertain what impact our failure to timely complete our management’s assessment of the effectiveness of our internal controls over financial reporting could have on our financial results, regulatory filings or our stock price.

We may not be able to integrate successfully the business of recently acquired COMPENDIT, Inc. with Inforte’s business.

          While we believe that our acquisition in 2004 of COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services, will enhance our ability to offer analytics and business intelligence solutions to our customers, the Inforte and COMPENDIT businesses may not be integrated successfully. It could lead to the loss of key employees, customers or service partners or other negative impacts. Failure to integrate COMPENDIT’s business successfully could result in an inability to maintain revenue levels or to realize certain synergies of the acquisition, which, in turn, may negatively impact our operating results.

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

          Inforte’s market research suggests that the level of information technology spending in the United States is closely linked with the growth rate of the Gross Domestic Product (GDP). We expect information technology spending and Inforte revenue to be highly dependent on the health of the U.S. economy. If the overall level of business capital investment declines this may cause our revenue to decline and remain at a lower level.

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

          Our clients often avoid large spending commitments during periods of geopolitical instability and economic uncertainty. The possibility of terrorists attacking United States’ interests or geopolitical concerns in other areas such as the Middle East, south Asia and North Korea may cause clients to freeze or slow their decision making processes. This would slow demand for our services and would negatively impact our revenue.

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

          Inforte’s average trading volume during 2004 averaged approximately 40,000 shares per day. On any particular day, Inforte’s trading volume can be less than 5,000 shares, increasing the potential for volatile stock prices.

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

          As of March 14, 2005 our executive officers and directors beneficially own over 34% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

•	Philip S. Bligh	21.1%
•	Stephen C.P. Mack	12.0%

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

          Over time, the influence or control executive officers and directors have on a stockholder vote may decrease as they diversify overall equity wealth with sales of Inforte stock. As permitted by SEC Rule 10b5-1, Inforte executive officers and directors have or may set up a predefined, structured stock trading program. The trading program allows brokers acting on behalf of company insiders to trade company stock during company blackout periods or while the insiders may be aware of material, non-public information, if the transaction is performed according to a pre-existing contract, instruction or plan that was established with the broker during a non-blackout period and when the insider was not aware of any material, non-public information. Inforte executive officers and directors may also trade company stock outside of plans set up under SEC Rule 10b5-1, however, such trades would be subject to company blackout periods and insider trading rules.

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

          Our headquarters are located in approximately 14,932 square feet of leased office space in Chicago, Illinois. Senior management, sales, marketing, human resources and administrative personnel, as well as the Chicago-based consultants use this facility. We have regional offices for our regional personnel. We have also entered into various leases for professional office space in Atlanta; Dallas; Delhi, India; Hamburg, Germany; London; Irvine, California; New York; San Francisco; Walldorf, Germany; and Washington, D.C.

          Due to our efforts to consolidate previously leased office space, we have sublease agreements for a total of approximately 61,581 square feet of unused office space in Chicago and Irvine, California.

ITEM 3.	LEGAL PROCEEDINGS

          Inforte, Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, all of them former officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the “Case”).”). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the “Multiple IPO Litigation”). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte’s initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys’ and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff ‘s case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff ‘s purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff ‘s claim under Section 11 of the Securities Act of 1933.

          Inforte has entered into a Memorandum of Understanding (the “MOU”), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. In an order dated February 15, 2005, the Court certified settlement classes and class representatives and granted preliminary approval to the settlement contemplated by the MOU with certain modifications, including that the “bar order,” or claims that would be barred by the settlement, be modified consistent with the Court’s opinion. The Court has ordered the parties to submit a revised settlement stipulation consistent with its opinion and has also scheduled a further hearing to determine the form, substance and program of notices to class members and to determine the fairness of the settlement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is traded on the NASDAQ National Market under the symbol “INFT.” The price range reflected in the table below is the high and low sales price for our stock as reported by the NASDAQ National Market during each quarter of the last two years.

          Prior to 2005 our policy was to retain earnings, if any, to finance future growth. In January 2005 Inforte board of directors approved a capital restructuring plan that included a special one-time cash distribution of $1.50 per share. We believe our cash reserves before the one-time cash payment exceeded our future business needs and that our cash investments had a low rate of return and therefore, holding additional cash was detrimental to the shareholders’ return and was making Inforte a less attractive investment.

          In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2004, we have made no repurchases under this second program. As of March 14, 2005, there were approximately 2,362 stockholders, including stockholders of record and holders in street name, and the closing price of Inforte shares of common stock as reported by the NASDAQ National was $5.77.

	Three Months Ended

	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004

Price range per share:
Low	$5.20	$5.90	$7.00	$7.90	$8.42	$9.79	$6.79	$6.26
High	$8.00	$8.25	$10.25	$10.73	$11.22	$11.22	$10.40	$7.99

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 2002, 2003 and 2004 and the balance sheet data as of December 31, 2003 and 2004 are derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 2000 and 2001 and the balance sheet data as of December 31, 2000, 2001 and 2002 are derived from our audited consolidated financial statements, which are not included in this Form 10-K.

	Year ended December 31,

	2000	2001	2002	2003	2004

	(in thousands, except per share data )
Consolidated Statement of Operations Data
Revenue before reimbursements (net revenue)	$63,839	$47,736	$40,355	$32,655	$43,944
Operating expenses before reimbursements:
Project personnel and related expenses	28,182	26,334	19,934	17,263	25,735
Sales and marketing	8,584	7,073	6,052	4,644	4,777
Recruiting, retention and training	6,360	2,869	1,222	743	1,341
Management and administrative (1)	12,831	13,207	12,884	9,437	14,111
Non-cash, non-recurring stock compensation expense	—	1,374	—	—	—

Total operating expenses before reimbursements	55,957	50,858	40,092	32,087	45,964

Operating income (loss)	7,882	(3,122)	263	568	(2,020)
Interest income, net and other	3,387	3,433	2,124	1,380	1,084

Income (loss) before income taxes	11,269	311	2,387	1,948	(936)
Income tax expense (benefit)	4,395	503	672	201	(372)

Net income (loss)	$6,874	$(192)	$1,715	$1,747	$(564)

Net income (loss) per share:
Basic	$0.57	$(0.02)	$0.15	$0.16	$(0.05)

Diluted	$0.51	$(0.02)	$0.15	$0.16	$(0.05)

Weighted average common shares outstanding:
Basic	12,051	12,472	11,315	10,898	11,045

Diluted	13,501	12,472	11,647	11,018	11,045

Reconciliation of net income on a GAAP basis to Non-GAAP supplemental net income:
Net income (loss)		(192)
Add:
Non-cash, non-recurring stock compensation expense(2)		1,374
Non-GAAP supplemental net income		$1,182

	Year ended December 31,

	2000	2001	2002	2003	2004

	(in thousands, except per share data )
Balance Sheet Data (at period end):
Cash and short-term and long-term marketable securities	$82,997	$75,117	$67,345	$67,730	$57,580
Working capital	65,318	47,639	46,506	47,972	45,936
Total assets	99,903	86,459	76,070	74,806	82,590
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	83,044	72,203	64,731	67,200	67,916

(1)

In the fourth quarter of 2004 Inforte’s management team executed a plan to consolidate leased office space. This plan included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Related to this plan is a non-cash, non-recurring charge of $2,144, presented here as part of Management and administrative expenses. The charge consists of contractual rental commitments for office space being vacated less estimated sub-lease income. Excluding this charge, Management and administrative expenses, Operating income and Net income are $11,967, $124 and $732, respectively. These non-GAAP results are provided in order to enhance the user’s overall understanding of the company’s current and future financial performance by excluding certain items that management believes are not indicative of its core operating results and by providing results that provide a more consistent basis for comparison between quarters.

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

OVERVIEW

          Inforte Corp. increases the competitive strength of its clients by providing them with insight, intelligence and an infrastructure to close the fact-gap and enable more timely and profitable decision-making. Inforte consultants combine strong industry, functional and analytical expertise with innovative go-to-market strategies and technology solutions, ensuring that our clients can drive transformational, measurable results in their customer interactions. Founded in 1993, Inforte is headquartered in Chicago and has Atlanta; Dallas; Delhi, India; Hamburg, Germany; London; Irvine, California; New York; San Francisco; Walldorf, Germany; and Washington, D.C.

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

Results of Operations

          The following table sets forth the percentage of net revenue of certain items included in Inforte’s consolidated statement of operations:

	Year ended December 31,

	2002	2003	2004

Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Operating expenses before reimbursements:
Project personnel and related expenses	49.4	52.9	58.6
Sales and marketing	15.0	14.2	10.9
Recruiting, retention and training	3.0	2.3	3.1
Management and administrative (1)	31.9	28.9	32.1

Total operating expenses before reimbursements	99.3	98.3	104.6

Operating income (loss)	0.7	1.7	(4.6)
Interest income, net and other	5.3	4.2	2.5

Income (loss) before income taxes	5.9	6.0	(2.1)
Income tax expense (benefit)	1.7	0.6	(0.8)

Net income (loss)	4.2%	5.4%	(1.3% )

(1)

In the fourth quarter of 2004 Inforte’s management team executed a plan to consolidate leased office space. This plan included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Related to this plan is a non-cash, non-recurring charge of $2,144, that is included here as part of Management and administrative expenses. The charge consists of contractual rental commitments for office space being vacated less estimated sub-lease income. Excluding this charge, Management and administrative expenses, Operating income and Net income are 27.2%, 0.3%and 1.7%, respectively. These non-GAAP results are provided in order to enhance the user’s overall understanding of the company’s current and future financial performance by excluding certain items that management believes are not indicative of its core operating results and by providing results that provide a more consistent basis for comparison between quarters.

Quarterly Results of Operations

The following tables set forth certain unaudited quarterly results of operations of Inforte for 2003 and 2004. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited )

	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003

Revenue before reimbursements (net revenue)	$8,292,732	$8,080,879	$7,719,569	$8,561,589
Operating expenses before reimbursements:
Project personnel and related expenses	4,346,312	3,970,564	4,106,980	4,839,274
Sales and marketing	1,404,708	1,256,994	1,039,900	942,209
Recruiting, retention and training	142,433	151,433	183,176	266,202
Management and administrative	2,331,583	2,589,533	2,134,973	2,380,061

Total operating expenses before reimbursements	8,225,036	7,968,524	7,465,029	8,427,746

Operating income	67,696	112,355	254,540	133,843
Interest income, net, and other	420,542	406,031	257,162	296,190

Income before income taxes	488,238	518,386	511,702	430,033
Income tax expense	44,125	58,111	65,307	33,515

Net income	$444,113	$460,275	$446,395	$396,518

Net income per share
Diluted	$0.04	$0.04	$0.04	$0.04

Weighted-average common shares outstanding:
Diluted	10,952,705	10,978,803	11,055,246	11,105,040

	Three Months Ended (unaudited )

	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003

As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Operating expenses before reimbursements:
Project personnel and related expenses	52.4%	49.1%	53.2%	56.5%
Sales and marketing	16.9%	15.6%	13.5%	11.0%
Recruiting, retention and training	1.7%	1.9%	2.4%	3.1%
Management and administrative	28.1%	32.0%	27.7%	27.8%

Total operating expenses before reimbursements	99.2%	98.6%	96.7%	98.4%

Operating income	0.8%	1.4%	3.3%	1.6%
Interest income, net, and other	5.1%	5.0%	3.3%	3.5%

Income before income taxes	5.9%	6.4%	6.6%	5.0%
Income tax expense	0.5%	0.7%	0.8%	0.4%

Net income	5.4%	5.7%	5.8%	4.6%

	Three Months Ended (unaudited)

	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004

Revenue before reimbursements (net revenue)	$10,661,560	$11,981,679	$11,516,286	$9,783,621
Operating expenses before reimbursements:
Project personnel and related expenses	5,579,941	7,177,080	7,084,436	5,892,054
Sales and marketing	1,185,896	1,392,950	1,178,187	1,019,932
Recruiting, retention and training	364,480	370,023	370,008	237,369
Management and administrative	2,907,189	2,987,811	3,142,061	5,073,182

Total operating expenses before reimbursements	10,037,506	11,927,864	11,774,692	12,222,537

Operating income (loss)	624,054	53,815	(258,406)	(2,438,916)
Interest income, net, and other	233,474	272,359	266,772	311,534

Income (loss) before income taxes	857,528	326,174	8,366	(2,127,382)
Income tax expense (benefit)	343,011	130,469	3,346	(847,635)

Net income (loss)	$514,517	$195,705	$5,020	$(1,279,747)

Net income (loss) per share:
Diluted	$0.05	$0.02	$—	$(0.12)

Weighted-average common shares outstanding:
Diluted	11,327,542	11,385,165	11,183,340	11,090,777

	Three Months Ended (unaudited)

	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004

As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Operating expenses before reimbursements:
Project personnel and related expenses	52.3%	59.9%	61.5%	60.2%
Sales and marketing	11.1%	11.6%	10.2%	10.4%
Recruiting, retention and training	3.4%	3.1%	3.2%	2.4%
Management and administrative	27.3%	24.9%	27.3%	51.9%

Total operating expenses before reimbursements	94.1%	99.6%	102.2%	124.9%

Operating income (loss)	5.9%	0.4%	(2.2)%	(24.9)%
Interest income, net, and other	2.2%	2.3%	2.3%	3.2%

Income (loss) before income taxes	8.0%	2.7%	0.1%	(21.7)%
Income tax expense (benefit)	3.2%	1.1%	—%	(8.7)%

Net income (loss)	4.8%	1.6%	—%	(13.1)%

Years ended December 31, 2003 and 2004

          Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue increased $11.3 million or 35% to $43.9 million for the year ended December 31, 2004 from $32.7 million for the year ended December 31, 2003. We attribute this increase in revenues in part to the acquisition of our new SAP practice as well as to an increased demand for our services. For the year ended December 31, 2004, we had 31 significant clients with each of these clients contributing $1.3 million to net revenue on average. We had 24 significant clients during the year ended December 31, 2003, each contributing $1.2 million to net revenue on average. We had one significant client contributing more than 10% from net revenue each in 2004 and two clients contributed more than 10% from net revenue in 2003.

          Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. Project personnel and related expenses increased $8.5 million or 49% to $25.7 million for the year ended December 31, 2004, from $17.3 million for the year ended December 31, 2003. This increase resulted from growth in consulting headcount, increased compensation and an increased use of outside contractors. We employed 205 and 151 consultants on December 31, 2004 and 2003, respectively. Further, project personnel and related expenses were reduced both in 2003 and 2004 by a downward adjustment of $100,000 and $50,000, respectively, in the allowance for doubtful accounts. Our allowance for doubtful accounts was $450,000 as of December 31, 2004, compared to $500,000 as of December 31, 2003. The revised balances reflect more accurately our exposure to loss from non-paying customers, due to the higher number of established relationships with long term clients. The adjustments in both years were not due to any write-off of a specific customer account.

          Project personnel and related expenses represented 58.6% of net revenue for the year ended December 31, 2004, compared to 52.9% for the year ended December 31, 2003. This increase is due to the higher use of subcontractors in 2004 in addition to higher project personnel compensation charges. Net revenue per consultant was $172,000 in the year ended December 31, 2004, down from $217,000 in the year ended December 31, 2003. The change in net revenue per consultant versus the prior year is a result of the decrease in consultants’ utilization combined with a decline in the average effective hourly rates of our consultants.

          Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups as well as costs to execute marketing programs. Sales and marketing and expenses increased $0.1 million or 3% to $4.8 million for the year ended December 31, 2004 from $4.6 million in 2003. This slight increase is due to a combination of intensified marketing activities partially offset by lower headcount related costs in this area, resulting in lower salary, benefit costs and travel expenses. Total sales and marketing headcount was 22 as of December 31, 2002, 14 as of December 31, 2003 and 11 as of December 31, 2004. Sales and marketing expenses as a percentage of net revenue dropped in 2004 to 10.9% from 14.2% in 2003.

          Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. Recruiting, retention and training expenses increased by $0.6 million or 81% to $1.3 million for the year ended December 31, 2004 from $0.7 million for the year ended December 31, 2003. The increase in spending is due primarily to more recruiting costs due to the increase in the number of personnel recruited and the reinstitution of formal training programs. Total employees declined from 229 as of December 31, 2002 to 189 as of December 31, 2003 and then increased to 250 as of December 31, 2004. Total recruiting retention and training headcount was 5 as of December 31, 2002, 3 as of December 31, 2003 and 7 as of December 31, 2004. In addition, as our staffing needs increased, recruiting efforts required spending on recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. As a result of the acquisition of our SAP practice total headcount increased by 54 people. Recruiting, retention and training expenses as a percentage of net revenue increased to 3.1% for the year ended December 31, 2004 from 2.3% in 2003.

          Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance, and depreciation and amortization of capitalized computers, purchased software and property. Management and administrative expenses increased $4.7 million or 50% to $14.1 million for the year ended December 31, 2004 from $9.4 million in 2003. For the year ended December 31, 2004, management and administrative expenses increased to 32.1% as a percent of revenue from 28.9% in the prior year period, as net revenue grew at a slower rate than management and administrative expenses. This considerable increase in management and administrative expenses is mainly due to a one time charge of $2.1 million related to a write-off of office space. In October 2004 Inforte’s executive team authorized a plan to reduce its office space to better align with its space needs. The total reduction of office space resulting from this consolidation of our office space was approximately 41,345 square feet. Excluding this one time charge, total management and administrative expenses increased 27% in 2004 compared to the year ended December 31, 2003 and that portion of the increase resulted from higher executive compensation spending in the 12 months of 2004 as well as due to increased efforts to build the infrastructure supporting faster revenue growth. Our plan to set up and make fully functional our India location was successfully completed as of the end of the first quarter of 2004. In the third quarter of 2003, we reversed $146,000 of previously recognized losses as we succeeded in subletting a portion of the abandoned office space, which had been initially regarded as unsuitable for sublease. Total management and administrative headcount was 30, 19 and 27 as of December 31, 2002, 2003 and 2004, respectively.

          Interest income, net and other. During the year ended December 31, 2004, interest income, net and other decreased $0.3 million, or 21% to $1.1 million. The decrease was due to the reinvestment of matured securities into similar type securities at lower market interest yields and also due to the lower average cash balance as a result of Inforte’s acquisition of COMPENDIT.

          Income tax expense. Income tax benefit for the year ended December 31, 2004 was 39.6% of pre-tax loss versus income tax expense of 10.3% of pre-tax income in 2003. The unusually low effective tax rate in 2003 resulted from our reduction of income tax expense by $500,000 to account for an estimated reduction of income tax liabilities. The effective tax rate of 39.6% in 2004 approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes.

Years ended December 31, 2002 and 2003

          Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased $7.7 million or 19% to $32.7 million for the year ended December 31, 2003 from $40.4 million for the year ended December 31, 2002. We attribute this decline in net revenue to the slow growth rate of the U.S. economy and the negative impact that economic uncertainty had on information technology (IT) spending in 2003. These factors depressed the market for strategic technology services over the three years ending December 31, 2004. For the year ended December 31, 2003, we had 24 significant clients with each of these clients contributing $1.2 million to net revenue on average. We had 29 significant clients during the year ended December 31, 2002, each contributing $1.3 million to net revenue on average. We had two significant clients contributing more than 10% from net revenue each in 2003 and no clients contributed more than 10% from net revenue in 2002.

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

          Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups and costs to execute marketing programs. Sales and marketing expenses decreased $1.4 million or 23% to $4.6 million for the year ended December 31, 2003 from $6.1 million in 2002. This decrease is due to lower headcount in this area, resulting in lower salary and benefit costs and a decrease in travel expense. Total sales and marketing headcount was 26 as of December 31, 2001, 22 as of December 31, 2002 and 14 as of December 31, 2003. Sales and marketing expenses as a percentage of net revenue dropped in 2003 to 14.2% from 15.0% in 2002.

          Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. Recruiting, retention and training expenses decreased by $0.5 million or 39% to $0.7 million for the year ended December 31, 2003 from $1.2 million for the year ended December 31, 2002. The decrease in spending is due primarily to less training activity due to lower company-wide headcount. Total employees declined from 294 as of December 31, 2001 to 229 as of December 31, 2002 to 189 as of December 31, 2003. Total recruiting, retention and training headcount was 9 as of December 31, 2001, 5 as of December 31, 2002 and 2003. In addition, in an economic environment of higher unemployment, recruiting efforts require fewer expenses, such as recruiting finder fees, signing bonuses, relocation allowances and employee referral bonuses to identify and attract qualified candidates. Recruiting, retention and training expenses as a percentage of net revenue decreased to 2.3% for the year ended December 31, 2003 from 3.0% in 2002.

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

Liquidity and Capital Resources

          Cash and cash equivalents decreased from $24.1 million as of December 31, 2003 to $20.8 million as of December 31, 2004. Short-term marketable securities decreased from $25.5 million as of December 31, 2003 to $24.7 million as of December 31, 2004. Long-term marketable securities decreased from $18.2 million as of December 31, 2003 to $12.1 million as of December 31, 2004. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents, short-term and long-term marketable securities decreased from $67.7 million to $57.6 million during the year ended December 31, 2004.

          During 2004, Inforte’s cash flow from operations was negative $3.8 million and capital expenditures were $0.9 million, resulting in $4.8 million of negative free cash flow (cash flow from operations minus capital expenditures). Financing activities resulted in a cash inflow of $0.9 million from employees participating in stock purchase and stock option plans.

          In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2004, we have made no repurchases under this second program. On December 31, 2004, Inforte had 11,107,413 shares outstanding and $57.6 million in cash and marketable securities, resulting in $5.18 of cash and marketable securities per basic share. As of December 31, 2004, the public float (shares not held by executive officers and directors) totaled 7.3 million shares or 65% of total outstanding shares.

          On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing. An additional cash payment of $0.5 million was paid in cash in May based on a closing statement calculation of cash less transaction costs. A supplementary cash amount of $6.3 million will be paid in two equal installments in January 2005 and 2006.

          In January 2005 Inforte announced the payment of a one-time cash distribution of $1.50 per share of common stock. The record date for Inforte stockholders was set as the close of business on Tuesday, April 5, 2005. It is anticipated that the cash distribution of approximately $17.3 million will be paid to stockholders on or about Friday, April 15, 2005.

          All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S., U.K. German and Indian banks, high-grade municipal and U.S. government agencies bonds and other high quality, short-term obligations of U.S. companies. Short-term and long-term marketable securities are available-for-sale securities that are recorded at fair market value. The difference between amortized cost and fair market value, net of tax, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

          As of December 31, 2004, Inforte had a total of up to $6.3 million in deferred business acquisition obligations payable in cash in two equal installments in January 2005 and 2006. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, primarily from the cash generated from the operations of the acquired business. In addition to the purchase price obligation for the COMPENDIT acquisition, Inforte assumed two operating leases from COMPENDIT, related to office space.

          Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.

	Payments Due by Period

	Total	2005	2006	2007	2008

	(in thousands)
Contractual Obligations
Long-term debt	—	—	—	—	—
Capital lease obligations
Operating leases	4,405	$2,876	$980	$302	$247
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	6,300	3,150	3,150	—	—

Total contractual cash obligations	$10,705	$6,026	$4,130	$302	$247

          Inforte has several sublease agreements for unused office space located in Chicago and Irvine, California. Total rent receivable on these sublease contracts is $624,984, $490,701, $111,368 and $67,180 for the years 2005, 2006, 2007 and 2008, respectively.

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

          Stock compensation. At December 31, 2004, Inforte has three stock-based employee compensation plans, which are described more fully in footnote 9 of the Consolidated Financial Statements. We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to options issued to employees. All options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for the option grants related to the acquisition of COMPENDIT.

          In January 2005 Inforte announced a capital restructuring plan that included an offer to Inforte’s employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. In the case where eligible employees elect to cancel their options and receive cash, Inforte will recognize the related compensation expense at the time when the offer is made, February 9, 2005. On the date of the offer, February 9, 2005, the maximum cash settlement amount will be accrued as a liability. For the options where the cash offer is accepted the liability will be settled with the cash payment. If the offer is declined the liability will be reversed with a credit to equity. In the alternative case when employees elect to cancel their options and receive restricted stock, the total non-cash compensation expense would be expensed ratably over a four-year period. This amount would be expensed over four years because the stock vests over a four-year period, starting in the first quarter of 2005. The options in this category will be subject to variable accounting treatment from the date of the offer until the offer is accepted. Those options for which the restricted stock offer is declined will be immediately vested and will continue to be subject to variable accounting treatment thereafter until those options are exercised or cancelled or expire unexercised or until after July 1, 2005 when we adopt SFAS 123(r). Variable accounting treatment means that the value of each option will be measured and adjusted each reporting period based on the intrinsic value of the option in the reporting period. If employees choose not to exercise vested options with a strike price less than $9.00 prior to the special one-time cash distribution record date, these employees will receive common stock to compensate for the estimated loss in option value due to the one-time distribution. (Please note that these options are not part of this offer.)

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

          Goodwill and Other Intangible Assets. SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

          Restructuring and Other Related Charges. We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with EITF Issue No. 94-3, “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates regarding contractual rental commitments, lease buy-out and related costs for office space being vacated and leasehold improvement write-offs. We review on a regular basis our sub-lease assumptions. These estimates include anticipated rates to be charged to a sub-tenant and the timing of these sub-lease arrangements. If the rental markets continue to change, our sub-lease assumptions and space requirements may not be accurate and it is possible that changes in these estimates could materially affect our financial condition and results of operations. If any future adjustments are required to the restructuring initiatives recorded under the provisions of EITF 94-3, such adjustments will be measured in accordance with EITF 94-3.

          SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. In October 2004, Inforte’s executive team authorized a plan to reduce its office space to better align with its space needs. These steps included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our office space was approximately 41,345 square feet, all of which was vacated as of October 1, 2004. Total charges related to this reduction of space were $2.1 million and were recognized at the date the plan for office space consolidation was executed. If we vacate additional space, if future sub-lease income is less than estimated, if we buy-out of leases or if we are unable to sub-lease our vacated space, additional charges or credits in future periods will be necessary.

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

Recently Issued Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

          Inforte expects to adopt SFAS No. 123R on July 1, 2005, using the Statement’s modified prospective application method. Adoption of SFAS No. 123R will not affect Inforte’s cash flows or financial position, but it will reduce reported income and earnings per share because Inforte currently uses the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option and employee share purchase plans. Specifically, adopting SFAS No. 123R will result in Inforte recording compensation cost for employee stock options and restricted stock grants. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our statements of cash flows.

Subsequent Events

          On January 27, 2005 Inforte announced in a press release and a Form 8-K that its board of directors had approved a capital restructuring plan that included (1) a special one-time cash distribution of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total consideration of $785,368 and 707,112 options were exchanged for 310,394 shares of restricted stock. On the same day, Inforte announced that the record date for Inforte stockholders for the previously declared special one-time cash distribution of $1.50 per share of common stock will be the close of business on Tuesday, April 5, 2005. It is anticipated that the cash distribution will be paid to stockholders on or about Friday, April 15, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

          During 2004, our international revenues were over 22% of our total net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations.

Interest Rate Risk

          As of December 31, 2004 Inforte’s total short-term and long-term marketable securities equaled $57.6 million. During 2004, interest income represented 90% of Inforte’s pre-tax income, excluding the one time charge of $2.1 million related to the office space write-off. As a result, fluctuations in interest rates can have a significant impact on our net income (loss) per share. We estimate that the impact on interest income from a 1 percentage point change in interest rates could change our annual net income (loss) per share by approximately $0.05 per diluted share. Our estimate is calculated using investment balances as of December 31, 2004 and diluted weighted average shares outstanding for the year then ended.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements, and the related notes thereto, of Inforte and the Report of Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

Stockholders and Board of Directors of:
Inforte Corp. and Subsidiaries

          We have audited the accompanying consolidated balance sheet of Inforte Corporation and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inforte Corporation as of December 31, 2004 and 2003, and the results of their operations, their changes in stockholders’ equity, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Chicago, Illinois
January 21, 2005, except for Note 16, as to which the date is March 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Inforte Corp.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Inforte Corp. for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Inforte Corp. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG
Chicago, Illinois
January 21, 2003

INFORTE CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

Assets
Current assets:
Cash and cash equivalents	$24,070,988	$20,817,132
Short-term marketable securities	25,471,395	24,657,397
Accounts receivable, less allowance for doubtful accounts of $500,000
at December 31, 2003 and $450,000 at December 31, 2004	4,311,170	7,040,546
Prepaid expenses and other current assets	687,667	872,461
Income taxes recoverable	—	1,024,661
Interest receivable on investment securities	372,189	382,863
Deferred income taxes	664,268	2,662,396

Total current assets	55,577,677	57,457,456
Computers, purchased software and property, net	714,236	1,093,454
Long-term marketable securities	18,187,217	12,105,539
Goodwill	—	11,726,215
Deferred income taxes	326,435	207,405

Total assets	$74,805,565	$82,590,069

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$573,274	$756,240
Income taxes payable	298,729	1,309,398
Accrued expenses	3,558,095	2,363,576
Accrued loss on disposal of leased property	558,439	2,277,551
Current portion of deferred acquisition payment	—	3,150,000
Deferred revenue	2,616,912	1,667,222

Total current liabilities	7,605,449	11,523,987
Non-current liabilities:
Non-current portion of deferred acquisition payment	—	3,150,000
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2003 and 2004	—	—
Common stock, $0.001 par value; authorized — 50,000,000 shares; issued and outstanding — 10,957,432 as of December 31, 2003 and 11,107,413 as of December 31, 2004	10,957	11,107
Additional paid-in capital	79,791,407	80,652,420
Cost of common stock in treasury, 2,720,823 as of December 31, 2003 and 2004	(24,997,277)	(24,997,277)
Stock based compensation	—	181,371
Retained earnings	12,023,475	11,458,970
Accumulated other comprehensive income	371,554	609,491

Total stockholders’ equity	67,200,116	67,916,082

Total liabilities and stockholders’ equity	$74,805,565	$82,590,069

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2002	2003	2004

Revenues:
Revenue before reimbursements (net revenue)	$40,354,865	$32,654,769	$43,943,146
Reimbursements	5,697,018	4,741,760	6,107,207

Total Revenues	46,051,883	37,396,529	50,050,353
Operating expenses:
Project personnel and related expenses	19,934,040	17,263,130	25,733,511
Reimbursed expenses	5,697,018	4,741,760	6,107,207
Sales and marketing	6,051,680	4,643,811	4,776,965
Recruiting, retention and training	1,222,160	743,244	1,341,880
Management and administrative	12,883,733	9,436,150	14,110,243

Total operating expenses	45,788,631	36,828,095	52,069,806

Operating income (loss)	263,252	568,434	(2,019,453)
Interest income, net and other	2,123,873	1,379,925	1,084,139

Income (loss) before income taxes	2,387,125	1,948,359	(935,314)
Income tax expense (benefit)	672,297	201,058	(370,809)

Net income (loss)	$1,714,828	$1,747,301	$(564,505)

Net income (loss) per share:
Basic	$0.15	$0.16	$(0.05)

Diluted	$0.15	$0.16	$(0.05)

Weighted average common shares outstanding:
Basic	11,314,602	10,897,856	11,045,113

Diluted	11,647,477	11,017,572	11,045,113

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Stock Based Compensation	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity

	Number of Shares	Amount

Balance at January 1, 2002	11,591,564	$11,592	$77,916,384	$—	$(14,502,306)	$8,561,346	$216,287	$72,203,303
Stock option and purchase plans	435,943	435	952,616	—	—	—	—	953,051
Tax benefit of disqualifying dispositions of stock options	—	—	323,280	—	—	—	—	323,280
Purchase of common stock for treasury	(1,228,121)	(1,228)	—	—	(10,494,971)	—	—	(10,496,199)
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	111,997	111,997
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(79,318)	(79,318)
Net income	—	—	—	—	—	1,714,828	—	1,714,828

Comprehensive income	—	—	—	—	—	—	—	1,747,507

Balance at December 31, 2002	10,799,386	$10,799	$79,192,280	$—	$(24,997,277)	$10,276,174	$248,966	$64,730,942
Stock option and purchase plans	158,046	158	583,897	—	—	—	—	584,055
Compensation reversed related to stock options	—	—	(75,000)	—	—	—	—	(75,000)
Tax benefit of disqualifying dispositions of stock options	—	—	90,230	—	—	—	—	90,230
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	276,800	276,800
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(154,212)	(154,212)
Net incomes	—	—	—	—	—	1,747,301	—	1,747,301

Comprehensive income	—	—	—	—	—	—	—	1,869,889

Balance at December 31, 2003	10,957,432	$10,957	$79,791,407	$—	$(24,997,277)	$12,023,475	$371,554	$67,200,116
Stock option and purchase plans	149,981	150	734,990	—	—	—	—	735,140
Stock based compensation	—	—	—	181,371	—	—	—	181,371
Tax benefit of disqualifying dispositions of stock options	—	—	126,023	—	—	—	—	126,023
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	—	358,811	358,811
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(120,874)	(120,874)
Net income	—	—	—	—	—	(564,505)	—	(564,505)

Comprehensive income	—	—	—	—	—	—	—	(326,568)

Balance at December 31, 2004	11,107,413	$11,107	$80,652,420	$181,371	$(24,997,277)	$11,458,970	$609,491	$67,916,082

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2002	2003	2004

Cash flows from operating activities
Net income (loss)	$1,714,828	$1,747,301	$(564,505)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,456,483	1,385,497	1,645,617
Non-cash stock compensation	—	(75,000)	181,371
Deferred income taxes	531,255	561,415	(1,879,098)
Changes in operating assets and liabilities:
Accounts receivable	888,607	188,790	(535,464)
Prepaid expenses and other current assets	414,164	586,385	(120,100)
Accounts payable	(159,572)	332,913	(845,888)
Income taxes	447,242	97,789	(356,696)
Accrued expenses and other	796,788	(2,204,378)	(266,034)
Deferred revenue	(3,677,958)	(1,869,815)	(1,097,204)

Net cash provided by (used in) operating activities	2,411,837	750,897	(3,838,001)

Cash flows from investing activities
Acquisition of COMPENDIT, net of cash acquired	—	—	(5,666,178)
Proceeds from marketable securities	6,186,245	3,646,360	6,011,019
Purchases of property and equipment	(242,178)	(429,577)	(946,774)

Net cash provided by (used in) investing activities	5,944,067	3,216,783	(601,933)

Cash flows from financing activities
Stock option and purchase plans	953,051	584,055	861,163
Purchase of common stock	(10,496,199)	—	—

Net cash provided by (used in) financing activities	(9,543,148)	584,055	861,163

Effect of change in exchange rates on cash	165,271	333,433	324,915

Net increase (decrease) in cash and cash equivalents	(1,021,973)	4,885,168	(3,253,856)
Cash and cash equivalents, beginning of year	20,207,793	19,185,820	24,070,988

Cash and cash equivalents, end of year	$19,185,820	$24,070,988	$20,817,132

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       Nature of Business

          Inforte Corp. increases the competitive strength of its clients by providing them with insight, intelligence and an infrastructure to close the fact-gap and enable more timely and profitable decision-making. Inforte consultants combine strong industry, functional and analytical expertise with innovative go-to-market strategies and technology solutions, working to help ensure that our clients can drive transformational, measurable results in their customer interactions.

          Inforte Corp. owns 100% of Inforte India Holding Company, a Delaware corporation which in turn owns 100% of Inforte India Private Ltd., a company legally domiciled in India.

2       Significant Accounting Policies

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S., U.K., German and Indian banks, money market and auction instruments and other high quality, short-term obligations of U.S. companies or local governmental bodies.

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

          Changes in the Company’s allowance for doubtful accounts are as follows for the years ended December 31:

	2002	2003	2004

Balance at beginning of period	$1,150,000	$600,000	$500,000
Bad debt expense	—	—	—
Accounts written off	—	—	—
Adjustments	(550,000)	(100,000)	(50,000)
Recoveries	—	—	—

Balance at end of period	$600,000	$500,000	$450,000

Financial Instruments
          Short-term and long-term marketable securities are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material in any of the years 2002, 2003 and 2004. Unrealized losses were accounted for in other comprehensive income and totaled $199,662 as of December 31, 2004 and unrealized gains were immaterial in the year ended December 31, 2003.

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

Stock-Based Compensation
          Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to options and warrants issued to employees. For options issued to employees during the years ended December 31, 2003 and 2002, no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock-based compensation expense of $181,000 was recognized in the year ending December 31, 2004, $105,614 of which was related to option grants related to the acquisition of COMPENDIT, Inc. (“COMPENDIT”) and $75,757 was related to grants of restricted stock. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2004, 2003 and 2002, net income (loss) and net income (loss) per share would have been as follows:

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Significant Accounting Policies (Continued)

	Year ended December 31,

	2002	2003	2004

Net income (loss), as reported	$1,714,828	$1,747,301	$(564,505)
Add: Stock-based compensation expense recorded, net of related tax effects	—	—	181,371
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,659,459)	(4,553,830)	(4,311,970)

Pro forma net income (loss)	$(3,944,631)	$(2,806,529)	$(4,695,104)

Net income (loss), per share:
Basic — as reported	$0.15	$0.16	(0.05)
Basic — pro forma	$(0.35)	$(0.26)	(0.43)
Diluted — as reported	$0.15	$0.16	(0.05)
Diluted — pro forma	$(0.35)	$(0.26)	(0.43)

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

Concentration of Credit Risk
          Inforte’s financial instruments consist of cash and cash equivalents, short-term and long-term marketable securities, accounts receivable and accounts payable. At December 31, 2003 and 2004, the fair value of these instruments approximated their consolidated financial statement carrying amounts.

          Inforte performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Inforte maintains an allowance for potential credit losses, and such losses have been within management’s expectations.

          For the year ended December 31, 2002, two customers accounted for 9% and 2%, respectively, of revenue and 19% and 10%, respectively, of accounts receivable at December 31, 2002. For the year ended December 31, 2003, three customers accounted for

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Significant Accounting Policies (Continued)

8%, 16% and 13%, respectively, of net revenue and 31%, 17% and 8%, respectively, of accounts receivable at December 31, 2003. For the year ended December 31, 2004, two customers accounted for 15% and 7%, respectively, of net revenue and 2% and 11%, respectively, of accounts receivable at December 31, 2004.

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

Advertising Costs

          Inforte expenses the cost of advertising as incurred. Such costs are included in sales and marketing in the consolidated statements of operations. In the years 2002, 2003 and 2004 advertising costs were immaterial.

3.       Financial Instruments

          The portfolio of short-term and long-term marketable securities (including cash and cash equivalents) consisted of the following:

	Year ended December 31, 2003			Year ended December 31, 2004

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Market Value	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Market Value

Cash	$18,778,303	$—	$18,778,303	$9,267,131	$—	$9,267,131
Municipal notes/bonds	26,953,273	(3,972)	26,949,301	19,007,999	(6,657)	19,001,342
Corporate bonds	14,997,171	(5,525)	14,991,646	14,954,659	(89,239)	14,865,420
Corporate auction preferreds	—	—	—	3,550,000	—	3,550,000
U.S. government agencies	7,000,674	9,676	7,010,350	10,999,941	(103,766)	10,896,175

	$67,729,421	$179	$67,729,600	$57,779,730	$(199,662)	$57,580,068

          Inforte considers all marketable securities with maturities of one year or less as of December 31, 2003 or December 31, 2004 to be short term. Long-term marketable securities consist of marketable securities with remaining maturities of greater than twelve months. Short-term and long-term available for sale securities have contractual maturities of more that twelve months but are classified as available-for-sale and therefore immediately sellable if a business or liquidity need arises.

          Contractual maturities of investments in available-for-sale debt securities December 31, 2003 and 2004:

	Year ended December 31, 2003		Year ended December 31, 2004

	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value

Less than one year	$31,749,959	$31,764,079	$32,299,171	$32,237,527
Due in 1-2 years	10,200,484	10,176,867	5,213,487	5,179,235

Investment in debt securities	$41,950,443	$41,940,946	$37,512,658	$37,416,762

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Accrued expenses and accrued loss on disposal of leased property

          Accrued expenses as of December 31, 2003 and 2004:

	Year ended December 31, 2003	Year ended December 31, 2004

Compensation and employee benefits	$1,846,711	$1,222,493
Professional and ancillary services	756,319	565,540
Payroll, sales and other non-income taxes	542,143	485,473
Rent	412,922	90,070

Total accrued expenses	$3,558,095	2,363,576

          During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of Chicago facilities consist of contractual rental commitments for office space being vacated and unamortized leasehold improvements related to this space less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our Chicago office space was approximately 17,770 square feet, all of which were vacated as of December 31, 2001. Total charges related to this reduction of office space in 2002 were $605,062 and there was a reversal of previously recognized losses of $145,978 in 2003. These charges as well as the loss reversal were recorded as a component of Management and Administrative expenses in the 2002 and 2003 Consolidated Statement of Operations. At December 31, 2003 and 2004 the Company recorded $558,439 and $281,859 as accrued expenses on the Consolidated Balance Sheet. If we vacate additional space, if future sub-lease income is less than estimated, or if we are unable to sub-lease our vacated space, additional charges in future periods will be necessary.

          Charges for this restructuring as of, and for the twelve months ended December 31, 2004 and 2003 were as follows:

Year ended December 31, 2003	Balance 12/31/02	Expense	Cash payments	Adjustments	Balance 12/31/03

Lease termination	$1,126,229	$(55,021)	$(366,791)	$(145,978)	$558,439

Year ended December 31, 2004	Balance 12/31/04	Expense	Cash payments	Adjustments	Balance 12/31/04

Lease termination	$558,439	$—	$(276,580)	$—	$281,859

          In October 2004, Inforte’s executive team authorized a plan to consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our office space was approximately 41,345 square feet, all of which was vacated as of October 1, 2004. Total charges recorded as a component of Management and Administrative expenses were $2,143,673 in 2004. Total rent payments related to the vacated office space were $147,981 in the fourth quarter of 2004. As a result of this restructuring, at December 31, 2004 the Company recorded $ 1,995,692 as accrued expenses on the Consolidated Balance Sheet.

5.       Computers, Purchased Software, and Property

          Computers, purchased software and property at December 31 consist of the following:

	2003	2004

Office furniture	$282,169	$314,046
Computers and equipment	623,502	1,363,107
Leasehold improvements	796,387	902,220
Purchased software	381,988	638,977

	2,084,046	3,218,350
Less: Accumulated depreciation and amortization	1,369,810	2,124,896

	$714,236	$1,093,454

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       Income Taxes

          During 2004 federal income taxes paid were $75,273 and foreign income taxes were $1,259,831. For the twelve months ending December 31, 2003 federal taxes paid were $608,000 and refunds from net operating losses pertaining to previous years were $934,240. There were no foreign income taxes paid in 2002 and 2003 and no federal taxes were paid in 2002. State income taxes paid were $103,568 and $37,762 in 2003 and 2004, respectively and there were no state taxes paid in 2002. In addition, refunds of state income taxes totaled $433,418 in 2003. These refunds were due to a net operating loss in 2001 carried back and taken as a deduction in 2000.

Income tax expense (credit) for the years ended December 31, 2002, 2003 and 2004 consists of the following:

	2002	2003	2004

Current:
Federal	$169,062	$(619,609)	$(338,072)
State	21,979	(226,727)	6,739
Foreign	(50,000)	485,979	1,839,622

Total current provision	141,041	(360,357)	1,508,289
Deferred:
Federal	470,138	496,826	(1,662,918)
State	61,118	64,589	(216,180)

Total deferred provision (credit)	531,256	561,415	(1,879,098)

Total provision for income taxes (benefits)	$672,297	$201,058	$(370,809)

          The reconciliation of income taxes computed using the federal statutory rate of 35% for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002	2003	2004

	(in thousands)
Federal statutory income tax	$834	$475	$(312)
State income tax, net of federal tax benefit	109	(154)	(43)
Nondeductible expenses	59	61	153
Tax exempt and tax advantaged interest income	(280)	(131)	(104)
Effect of international taxes	(50)	(50)	(65)

Total	$672	$201	$(371)

          The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2003 and 2004 are as follows:

	December 31,

	2003	2004

Deferred income tax assets:
Foreign tax credits and net operating loss carry forward	$—	$1,499,707
Allowance for doubtful accounts	197,750	177,975
Accrued loss on lease	203,567	877,691
Book over tax depreciation	163,124	171,781
Accrued bonuses, vacation and health insurance costs	134,788	124,289
Other	128,163	(17,265)
Deferred rent	163,311	35,623

Total deferred tax assets	$990,703	$2,869,801

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Net Income (Loss) per Share

          The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year ended December 31,

	2002	2003	2004

Numerator
Numerator for basic and diluted net income (loss) per common share:
Net income (loss)	$1,714,828	$1,747,301	$(564,505)
Denominator
Denominator for basic earnings per common share:
Weighted-average shares	11,314,602	10,897,856	11,045,113

Effect of dilutive securities:
Employee stock options	332,875	119,716	—

Denominator for diluted earnings per common share:
Adjusted weighted-average shares	11,647,477	11,017,572	11,045,113

Weighted-average anti-dilutive stock options	1,642,286	1,728,293	1,364,144

          The following table sets forth common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods indicated:

	Year ended December 31,

	2002	2003	2004

Weighted average effect of common stock equivalents:
Employee stock options	—	—	178,893

8.       Related Party Transactions

          Transactions with related parties are entered into only upon approval by a majority of the independent directors of Inforte.

          Inforte entered into an agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer, among others, pursuant to which Marketing Scientists conveyed its interest in, or, where such conveyance may not be permitted, agreed to subcontract its right to perform under, certain contracts and prospective contracts to Inforte and Mr. Sutton granted to Inforte a fully paid, non-exclusive, non-transferable license to use the book titled, Enterprise Marketing Management. Mr. Sutton is a member and 50% owner of Marketing Scientists. In consideration for the conveyance of certain contracts and prospective contracts, Inforte agreed to pay Marketing Scientists the lesser of 30% of, or the actual gross margin realized by Inforte on, revenues recognized by Inforte in 2004 from Inforte’s performance of work with respect to such contracts or prospective contracts. Payments will be made in cash quarterly with respect to revenues recognized during the preceding quarter. As of the date of these financial statements, Inforte has paid a total of $24,000 to Marketing Scientists under this agreement and there will be no additional payments. Marketing Scientists is the entity through which Mr. Sutton conducted consulting services prior to his employment as president and chief operating officer of Inforte in December 2003. In connection with its conveyance of certain contracts and prospective contracts, Marketing Scientists entered into a covenant not to compete in favor of Inforte with respect to strategy and technology consulting services. However, Marketing Scientists finished one remaining engagement, with assistance from Inforte. Inforte paid Mr. Sutton and the other owner of Marketing Scientists, who is no longer employed by Inforte, $2,195, or 2.5% each of the revenues recognized by Inforte on this work.

          During 2003, in consideration for strategy consulting services, Inforte agreed to pay Michael E. Porter an annual fee of $50,000 over the three years ending December 31, 2005 and issued to him 20,000 shares of Inforte restricted stock, subject to a forfeiture clause. Under the terms of the agreement, forfeiture will lapse upon completion by Dr. Porter of certain predetermined objectives. In April 2004, Dr. Porter fulfilled the requirements on one of the engagement deliverables and restrictions on 7,500 shares of restricted stock lapsed. Inforte recorded $55,275 of related stock based compensation expense in the second quarter of 2004.

          In addition, in 2003, Inforte paid Mr. Porter a fee of $80,000, and reimbursed him for lodging expenses of $763, in connection with his conducting a senior executive-level strategy conference for Inforte directed towards U.K-based Inforte clients and prospects.

          During 2003, in consideration for marketing consulting services, Inforte paid Philip Kotler a fee of $5,000.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Stockholders’ Equity
Stock Option and Incentive Plans

          The 1995 Incentive Stock Option Plan (the “1995 Plan”) provides for the issuance of incentive stock options and nonqualified stock options to officers and other key employees of Inforte. Inforte has reserved an aggregate of 4,900,000 shares for issuance under the 1995 Plan, of which 365,000 were available for grant as of December 31, 2004. As of December 31, 2004, Inforte does not intend to issue any additional options under the 1995 Plan.

          On December 31, 1997, the stockholders approved the 1997 Incentive Compensation Plan (the “1997 Plan”), which permits the grant of stock options and other stock awards to employees and directors of Inforte.

          On December 1, 1999, the stockholders approved the Amended and Restated Inforte Corp. 1997 Incentive Compensation Plan. Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance through the amended 1997 Plan, plus annual increases beginning in 2001 equal to the lesser of: (1) 1,000,000 shares, (2) 5% of the total shares of common stock outstanding or (3) a number determined by the Board of Directors. The “evergreen provisions” of Inforte’s Amended and Restated 1997 Incentive Compensation Plan and the Amended and Restated 1999 Employee Stock Purchase Program (collectively, the “Equity Programs”) allowed for an automatic increase in the number of shares available for grant in the Equity Programs by a formulaic amount at the beginning of each year. In 2003 the Board of Directors abolished the “evergreen provisions” on the grounds that these provisions had been an administrative convenience in hyper-growth times, but were no longer necessary, nor desirable from a governance and dilution perspective. The 1997 Plan authorizes the grant of both incentive and nonqualified stock options, and further authorizes the grant of stock appreciation rights independently of or with respect to options granted or outstanding. Stock options generally have 10-year terms and vest in accordance with provisions determined by the Board o Directors. A restricted stock program, performance program and bonus shares program have also been established under the 1997 Plan. Awards under the restricted stock program and performance program are earned over a period of time upon the achievement of certain criteria. Restricted share grants may not be sold or otherwise disposed of until the restrictions lapse. Performance shares are payable in cash, common stock, or a combination thereof when earned. Bonus shares allow participants to elect to receive shares of common stock in lieu of a portion or all of cash bonuses paid by Inforte. During 2004, 2,231 restricted shares of stock were granted to a member of Inforte’s executive team as part of his compensation package. Total stock compensation expense related to this grant was $20,482 in 2004. In 2003, 20,000 restricted shares were granted to a non-employee director for consulting services and 7,500 of these shares vested in April 2004. Stock compensation expense of $55,275 was recorded in relation to this vesting triggered by the delivery of the contracted services by the grantee. No compensation expense related to restricted shares grants was recognized in 2003 and no restricted stock grants were made in 2001 or 2002. Stock appreciation rights have not been granted as of December 31, 2004. Of the shares of common stock available under this 1997 Plan, 1,499,398 were available for grant as of December 31, 2004.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Stockholders’ Equity (Continued)

          A combined summary of stock option information from the 1995 Plan and the 1997 Plan follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding on December 31, 2000	2,591,437	$16.07
Granted	1,003,418	12.22
Exercised	(267,339)	1.82
Canceled	(453,943)	17.66

Outstanding on December 31, 2001	2,873,573	$15.80
Granted	1,036,326	9.84
Exercised	(391,938)	1.68
Canceled	(728,697)	22.50

Outstanding on December 31, 2002	2,789,264	$13.82
Granted	874,500	8.18
Exercised	(111,462)	4.07
Canceled	(719,051)	15.04

Outstanding on December 31, 2003	2,833,251	$12.16
Granted	337,440	9.46
Exercised	(134,938)	4.81
Canceled	(420,331)	14.36

Outstanding on December 31, 2004	2,615,422	$11.84
Exercisable at December 31, 2004	1,359,204	$13.30

Weighted average fair value of options granted during twelve months ended December 31, 2004		$4.06

	Year ended December 31,

	2002	2003	2004

Shares available for grant under 1995 Plan and 1997 Plan	1,958,662	1,803,213	1,864,398

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Stockholders’ Equity (Continued)

Range of Exercise Prices	Number of Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Exercisable Options at 12/31/03	Weighted Average Exercise Price

$0.05-$3.50	31,179	3.0	$0.61	31,179	$0.61
$3.51-$7.75	222,431	5.3	6.49	163,642	6.71
$7.76-$9.00	934,281	8.2	8.52	326,537	8.48
$9.01-$11.00	583,905	7.1	10.23	274,267	10.29
$11.01-$13.97	587,226	5.8	12.28	357,367	12.52
$13.98-$32.00	182,800	5.3	30.50	132,612	31.03
$32.01-$71.81	73,600	3.7	37.75	73,600	37.75

Total	2,615,422	6.7	$11.84	1,359,204	$13.30

          In December 1999, the Company adopted the Employee Stock Purchase Plan (the “Purchase Plan”) reserving 200,000 shares for issuance, plus annual increases beginning in 2001 equal to the lesser of (1) 400,000 shares, (2) 2% of the total shares of common stock outstanding or (3) a number determined by the Board of Directors. The Purchase Plan became effective upon the completion of the Company’s initial public offering, in February 2000. The Purchase Plan permits eligible employees to purchase common stock, through payroll deductions at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever is lower. For the years ended December 31, 2002, 2003 and 2004, 44,005, 27,109 and 12,812 shares, respectively, were purchased under the Purchase Plan with weighted average prices of $6.70, $4.83 and $6.75 per share, respectively. In December of 2002 the Purchase Plan was modified to establish the purchase price at 92% of fair market value at the date of purchase for any new enrollees of the Purchase Plan on or after December 31, 2002. The Purchase Plan was discontinued in January 2005 due to low participation and relatively high administration costs. The “evergreen provisions” of Inforte’s Amended and Restated 1997 Incentive Compensation Plan and the Amended and Restated 1999 Employee Stock Purchase Program (collectively, the “Equity Programs”) allowed for an automatic increase in the number of shares available for grant in the Equity Programs by a formulaic amount at the beginning of each year. In 2003 the Board of Directors abolished the “evergreen provisions” on the grounds that these provisions had been an administrative convenience in hyper growth times, but were no longer necessary, nor desirable from a governance and dilution perspective.

          Inforte has not granted options with exercise prices other than the market value on the grant date in any of the years prior to 2004. In March 2004, as part of the acquisition of COMPENDIT, Inforte granted stock options to COMPENDIT employees as a substitute for outstanding unvested options to purchase COMPENDIT shares of stock. These grants were issued with an exercise price below the market price of Inforte stock at the grant date. Compensation expense of $105,614, related to these stock option grants, was recorded in 2004.

          The fair value of stock options used to compute pro forma net income and pro forma net income per share is the estimated present value at grant date using the Black Scholes option pricing model for option grants issued on or after February 17, 2000 and the minimum value method on option grants issued prior to February 17, 2000. The option pricing models assumptions were::

	2002	2003	2004

Dividend yield	0%	0%	0%
Volatility	65%	48-63%	45-48%
Risk-free interest rate	2.49-4.66%	2.09-2.84%	2.44-2.50%
Weighted-average expected option life (in years)	4.0%	4.0%	4.0%

          Pro forma net income and net income (loss) per share assuming we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2004, 2003 and 2002, are disclosed in Note 2.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Lease Commitments

          Inforte leases certain office facilities under noncancelable operating leases that expire at various dates through 2008.

          At December 31, 2004, Inforte was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

2005	$2,876,173
2006	979,874
2007	301,846
2008	247,095

Total minimum lease payments	$4,404,988

          Rent expense for operating leases was $2,679,019, $1,828,388 and $4,155,543 for the years ended December 31, 2002, 2003 and 2004, respectively. The rent expense charged against 2004 earnings includes a one time charge of $2,143,673 related to a restructuring plan for office space consolidation.

          Inforte has several sublease agreements for unused office space located in Chicago and Irvine, California. Total rent receivable on these sublease contracts is $624,984, $490,701, $111,368 and $67,180 for the years 2005, 2006, 2007 and 2008, respectively.

11.     Benefit Plan

          Inforte sponsors a 401(k) savings plan covering all employees. Inforte has not made any matching or discretionary contributions to the plan. We do not consider administrative costs during 2002, 2003 and 2004 related to this plan to be material. In October 2003, the Board of Directors approved the Amended and Restated Inforte Corp. 401(k) Plan and the appointment of a new non-discretionary trustee of the plan effective January 1, 2004

12.     Common Stock in Treasury

          Inforte’s Board of Directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of December 31, 2002 the entire amount authorized had been repurchased. The Board approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of December 31, 2004 as no repurchases were made during the year then ended. During 2002, Inforte repurchased 1,228,121 shares of its common stock for $10.5 million at an average price of $8.55. In total, during 2001 and 2002, Inforte repurchased 2,720,823 shares of its common stock for $25.0 million at an average price of $9.19.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Quarterly Financial Results (unaudited)

          The following tables set forth certain unaudited quarterly results of operations of Inforte for 2003 and 2004. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited)

	Mar. 31, 2003	Jun. 30, 2003	Sep. 30, 2003	Dec. 31, 2003

Revenues:
Revenue before reimbursements (net revenue)	$8,292,732	$8,080,879	$7,719,569	$8,561,589
Reimbursements	1,337,559	1,359,150	1,101,612	943,439
Total revenues	9,630,291	9,440,029	8,821,181	9,505,028
Operating expenses:
Project personnel and related expenses	4,346,312	3,970,564	4,106,980	4,839,274
Reimbursed expenses	1,337,559	1,359,150	1,101,612	943,439
Sales and marketing	1,404,708	1,256,994	1,039,900	942,209
Recruiting, retention and training	142,433	151,433	183,176	266,202
Management and administrative	2,331,583	2,589,533	2,134,973	2,380,061

Total operating expenses	9,562,595	9,327,674	8,566,641	9,371,185

Operating income	67,696	112,355	254,540	133,842
Interest income, net, and other	420,542	406,031	257,162	296,191

Income before income taxes	488,238	518,386	511,702	430,033
Income tax expense	44,125	58,111	65,307	33,515

Net income	$444,113	$460,275	$446,395	$396,518

Net income per share:
Diluted	$0.04	$0.04	$0.04	$0.04

Weighted-average common shares outstanding:
Diluted	10,952,705	10,978,803	11,055,246	11,105,040

	Three Months Ended (unaudited)

	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004

Revenues:
Revenue before reimbursements (net revenue)	$10,661,560	$11,981,679	$11,516,286	$9,783,621
Reimbursements	1,413,419	1,798,208	1,675,117	1,220,463

Total revenues	12,074,979	13,779,887	13,191,403	11,004,084
Operating expenses:
Project personnel and related expenses	5,579,941	7,177,080	7,084,436	5,892,054
Reimbursed expenses	1,413,419	1,798,208	1,675,117	1,220,463
Sales and marketing	1,185,896	1,392,950	1,178,187	1,019,932
Recruiting, retention and training	364,480	370,023	370,008	237,369
Management and administrative	2,907,189	2,987,811	3,142,061	5,073,182

Total operating expenses	11,450,925	13,726,072	13,449,809	13,443,000

Operating income (loss)	624,054	53,815	(258,406)	(2,438,916)
Interest income, net, and other	233,474	272,359	266,772	311,534

Income (loss) before income taxes	857,528	326,174	8,366	(2,127,382)
Income tax expense (benefit)	343,011	130,469	3,346	(847,635)

Net income (loss)	$514,517	$195,705	$5,020	$(1,279,747)

Net income per share:
Diluted	$0.05	$0.02	$—	$(0.12)

Weighted-average common shares outstanding:
Diluted	11,327,542	11,385,165	11,183,340	11,090,777

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Segment Reporting

          Inforte engages in business activities in one operating segment, which provides consulting services on both a fixed-price, fixedtime frame and a time-and-materials basis. Inforte’s services are delivered to clients in North America and Europe, and Inforte’s long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Inforte’s European operations had $8,481,492, $6,685,322 and $9,854,978 of revenues in 2002, 2003 and 2004, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker, therefore, Inforte has not disclosed asset information for each operating segment.

15.     Acquisitions

          On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing. An additional cash payment of $0.5 million was paid in cash in May based on a closing statement calculation of cash less transaction costs. A supplementary cash amount of $6.3 million will be paid into two equal installments in January 2005 and 2006. This acquisition enhanced Inforte’s ability to offer analytics and business intelligence solutions through COMPENDIT’s services partnership with SAP.

          The consolidated financial statements reflect a total purchase price of $12.5 million, consisting of the following: (i) the payment of the initial cash consideration of $5.5 million, (ii) transaction costs of $0.2 million, (iii) additional cash consideration paid after closing of the acquisition of $0.5 million, and (iv) earnout of $6.3 million payable in January 2005 and 2006. Under the purchase method of accounting, the purchase price is allocated to COMPENDIT’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

Amount

Tangible assets:
Cash and cash equivalents	$546,690
Accounts receivable and other current assets	2,269,279
Property and equipment	155,660

Total tangible assets	2,971,629
Intangible assets:
Goodwill and other intangible assets	11,853,191

Total assets	14,824,820
Less liabilities assumed:	2,309,699

Net assets acquired	$12,515,121

          Intangible assets related customer contracts were fully amortized as of December 31, 2004 and a total of $126,976 of amortization charges were recorded as Management and Administrative Expenses in 2004.

          Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but will be tested for impairment at least annually. Goodwill was $11,726,215 as of December 31, 2004.

          There were no historical transactions between Inforte and COMPENDIT.

16.     Subsequent Events

On January 27, 2005 Inforte announced in a press release and a Form 8-K that its board of directors had approved a capital restructuring plan that included (1) a special one-time dividend of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options.On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total consideration of $785,368 and 707,112 options were exchanged for 310,394 shares of restricted stock. On the same day, Inforte announced that the record date for Inforte stockholders for the previously declared special one-time cash distribution of $1.50 per share of common stock will be the close of business on Tuesday, April 5, 2005. It is anticipated that the cash distribution will be paid to stockholders on or about Friday, April 15, 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

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

ITEM 9B.	OTHER INFORMATION

2005 “C” Level Compensation Plan

          Under the 2005 “C” Level Compensation Plan Philip Bligh, David Sutton and Nick Heyes, as Chairman of the Board, Chief Executive Officer and President, and Chief Financial Officer, respectively, will be eligible for bonuses based on a percentage of Inforte’s pro forma operating income. The percentages of Inforte’s pro forma operating income used in calculating the 2005 bonuses are set forth below:

Operating Margin	Mr. Bligh	Mr. Sutton	Mr. Heyes

0 to 5%	4.0%	4.0%	3.0%
5 to 10%	5.0%	5.0%	4.0%
10 to 15%	6.0%	6.0%	5.0%
More than 15%	7.0%	7.0%	6.0%

          One-quarter of bonuses paid under this Plan will be paid as Inforte stock. Recipients under the Plan may elect to receive up to another one-quarter of their bonuses in stock, with the balance paid in cash.

          The bonus will be calculated for the year but will be assessed in two six-month periods, i.e., the operating margin for the first half of the year will determine the final payment for that half of the year and the second half of the year will be assessed from the operating margin for that period. Bonus payments will be paid quarterly, subject to adjustment based on six-month period results. A copy is the 2004 “C” Level Compensation Plan is included as an Exhibit to this report on Form 10-K.

Director compensation

          Effective for the 12-month period following the 2005 annual stockholders’ meeting, Inforte will compensate each non-executive director as follows: a $10,000 annual cash retainer; for the audit committee chair position, an additional annual $5,000 cash payment; for any other board committee chair position an additional annual $2,500 cash payment; $2,500 for each regular directors’ meeting attended; and a restricted stock grant annually totaling $20,000 in value, vesting at the end of each 12 months served as director. Directors may elect to receive Inforte stock for the cash portion of their compensation.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table provides information with respect to our executive officers as of March 14, 2005:

Name	Age	Position

David A. Sutton	41	Chief Executive Officer and President
Nick Heyes	40	Chief Financial Officer and Secretary

          David A. Sutton, Inforte’s chief executive officer and president, has served as chief executive officer of Inforte since January 2005 and as president since December 2003. A leading authority on Enterprise Marketing Management, Mr. Sutton has led numerous business strategy, marketing strategy and transformation engagements for Global 2000 companies and government agencies, including Coca-Cola, Department of Defense, Georgia-Pacific, Intuit, Internal Revenue Service, JP Morgan Chase, Miller Brewing, Texaco and Toshiba. He is the co-author of Enterprise Marketing Management: The New Science of Marketing — a book regarding a new marketing discipline designed to create sustained, profitable, organic growth. Prior to joining Inforte, Mr. Sutton was the co-founder of Marketing Scientists, LLC a strategic marketing advisory group to Global 2000 companies. He is also the former CEO of Zyman Marketing Group, where he worked alongside one of the world’s leading marketing practitioners, Sergio Zyman, the former Chief Marketing Officer of The Coca-Cola Company. Before working at Zyman, Mr. Sutton was executive vice president at Inforte Corp., where he established and led Inforte’s strategy practice. He holds an MBA from George Washington University and a Bachelor’s degree from the University of Virginia. He lives in Atlanta, Georgia.

          Nick Heyes, Inforte’s chief financial officer, a position he has held since October 2003, has served as an executive vice president at Inforte since 1999, serving on Inforte’s executive management committee during his entire tenure. Mr. Heyes is responsible for Inforte’s Finance, Human Resources, Recruiting, Information Technology and Administration functions. Mr. Heyes has managed numerous successful multi-million dollar customer strategy and solutions engagements for Global 1000 companies. He led the restructuring and extension of Inforte’s delivery organization to enable it to deliver large-scale, global projects. Prior to his role as chief financial officer, he was responsible for Inforte’s Delivery and HR operations and worked with Inforte’s practice areas to manage delivery risk and quality, develop delivery methodology and tools, assess new partnerships and technologies and manage Inforte’s resource and recruiting functions. Prior to his employment with Inforte, Mr. Heyes was an Associate Partner at Accenture. Mr. Heyes holds Bachelor’s and Master’s degrees in engineering and management from Birmingham University in the United Kingdom. He lives in San Francisco, California.

          Information concerning Inforte’s directors is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information concerning Inforte’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

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

          The Nominating Committee has adopted a policy pursuant to which a stockholder who has owned at least 1% of Inforte’s outstanding shares of common stock for at least one year may recommend a director candidate that the Nominating Committee will consider when there is a vacancy on the board either as a result of a director resignation or an increase in the size of the board. Such recommendation must be made in writing addressed to the Chairperson of the Nominating Committee at Inforte’s principal executive offices and must be received by the Chairperson at least 120 days prior to the anniversary date of the release of the prior year’s proxy statement. For the 2006 annual meeting, such notice must be received by no later than November 24, 2005. Although the Nominating Committee has not formulated any specific minimum qualifications that it believes must be met by a nominee that the Committee recommends to the Board, the factors it will take into account may include, but not be limited to, strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge, as outlined in the Nominating Committee charter. The Nominating Committee identifies board member candidates by searching Inforte’s existing executive and board member business networks, considering Inforte management recommendations and by surveying the general business community for individuals who have skills and experience that may benefit Inforte. Candidates meeting the minimum qualifications interview in person with management and select board members prior to final evaluation by the Nominating Committee. The Nominating Committee does not believe that there will be any differences between the manner in which it evaluates a nominee recommended by a stockholder and the manner in which it evaluates nominees recommended by other persons.

ITEM 11.	EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning ownership of Inforte’s stock is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

          The following table sets forth Inforte’s securities authorized for issuance under equity compensation plans as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options	Number of securities Weighted average exercise price of outstanding options	available for future issuance under equity compensation plans(1)

Plan category
Equity compensation plans approved by security shareholders	2,615,422	$11.84	2,171,956
Equity compensation plans not approved by security shareholders	—	—	—

Total	2,615,422	$11.84	2,171,956

(1)

Includes 1,499,398 in shares available under Inforte’s 1997 Incentive Stock Option Plan, 365,000 shares available under the 1995 Incentive Stock Option Plan and 307,558 shares available under Inforte’s 1999 Employee Stock Purchase Plan. For the 1997 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance. For the 1995 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,900,000 shares for issuance. For the 1999 Employee Stock Purchase Plan, Inforte has reserved 200,000 shares for issuance. The 1999 Employee Stock Purchase Plan became effective upon the completion of the Inforte’s initial public offering, in February 2000. The “evergreen provisions” of the 1997 Incentive Compensation Plan and the 1999 Employee Stock Purchase Program (collectively, the “Equity Programs”) allowed for an automatic increase in the number of shares available for grant in the Equity Programs by a formulaic amount at the beginning of each year. In 2003, however, the board of directors eliminated the “evergreen provisions” on the grounds that these provisions had been an administrative convenience in hyper-growth times, but were no longer necessary, nor desirable from a governance and dilution perspective. See Note 9 to the Consolidated Financial Statements for additional information about the types of awards that may be granted under these plans.

On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total consideration of $785,368 and 707,112 options were exchanged for 310,394 shares of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning certain relationships and related transactions involving Inforte’s directors and executive officers is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following table describes fees for professional audit services rendered by Ernst & Young LLP (“E&Y”), Inforte’s former principal accountant, for the audit of our annual financial statements for the year ended December 31, 2002 as well as for fees billed for other services rendered by E&Y in 2002 and the first nine months of 2003. Effective November 15, 2003, Grant Thornton LLP (“Grant Thornton”) replaced E&Y as Inforte’s independent accountants. Fees billed by Grant Thornton for the audit of our financial statements for the year ended 2004 and for other services rendered during the last quarter of 2003 are also included in the table below.

Ernst & Young LLP Type of Fees	2002	2003

Audit (1)	$128,700	$42,800
Audit Related Fees (2)	42,908	29,333
Tax Fees (3)	70,935	—

Total Fees	$242,543	$72,133

Grant Thornton LLP Type of Fees	2003	2004

Audit (1)	$90,000	$113,400
Audit Related Fees (2)	—	71,550
Tax Fees (3)	5,517	96,387

Total Fees	$95,517	$281,337

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

          The Audit Committee reviews and considers all independent accountant professional services when assessing auditor independence. The Audit Committee approved all audit and non-audit services provided by Inforte’s independent accountants during 2002, 2003 and 2004 on a case-by-case basis in advance of each engagement. The Audit Committee does not have a written policy or procedure for the pre-approval by category of particular audit or non-audit services.

PART IV

ITEM 15.	EXHIBITS; CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Financial Statements

Inforte’s financial statements included in Item 8 of this report are listed in the index preceding the financial statements.

Statement Schedules
Financial Statement Schedules

Exhibits

H 2.1

Agreement of Merger among Inforte Corp., INFC Acquisition Corp., COMPENDIT, Inc. and Kevin McDonald, as Stockholder Representative, dated March 4, 2004, incorporated herein by reference to Exhibit 2.1 to Inforte’s Form 8-K, dated March 12, 2004

H 3.1	Certificate of Incorporation incorporated herein by reference to Exhibit 3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 3.3	Amended and Restated Bylaws dated January 30, 2003.

H 3.4	Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer.

H 3.5	Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer

H 10.3	Amended and Restated 1995 Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.4	Amended and Restated 1997 Incentive Compensation Plan incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.5	Form of Stock Option Agreement incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.6	Amended and Restated 1999 Employee Stock Purchase Plan incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.7	Form of Director/Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.8	Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer.

H 10.9	Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer.

H 10.10	2005 “C” Level Compensation Plan

H 10.11	Form of Restricted Stock Agreement

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 certification of the Chief Executive Officer

31.2	Section 302 certification of the Chief Financial Officer

32.1	Section 906 certification of the Chief Executive Officer

32.2	Section 906 certification of the Chief Financial Officer

SIGNATURE PAGE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2005.

INFORTECORP.

By	/s/ DAVID SUTTON

David Sutton, Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. SUTTON	Chief Executive Officer and President	March 21, 2005

David A. Sutton

/s/ NICK HEYES	Chief Financial Officer and Secretary	March 21, 2005

Nick Heyes

/s/ PHILIP S. BLIGH	Director	March 21, 2005

Philip S. Bligh

/s/ HARVEY H. BUNDY, III	Director	March 21, 2005

Harvey H. Bundy, III

/s/ PHILIP KOTLER	Director	March 21, 2005

Philip Kotler

/s/ RAY C. KURZWEIL	Director	March 21, 2005

Ray C. Kurzweil

/s/ STEPHEN C.P. MACK	Director	March 21, 2005

Stephen C.P. Mack

/s/ M ICHAEL E. PORTER	Director	March 21, 2005

Michael E. Porter

/s/ AL RIES	Director	March 21, 2005

Al Ries

/s/ STEVEN GETTO	Controller	March 21 2005

Steven Getto

EXHIBIT INDEX

H 2.1

Agreement of Merger among Inforte Corp., INFC Acquisition Corp., COMPENDIT, Inc. and Kevin McDonald, as Stockholder Representative, dated March 4, 2004, incorporated herein by reference to Exhibit 2.1 to Inforte’s Form 8-K, dated March 12, 2004

H 3.1	Certificate of Incorporation incorporated herein by reference to Exhibit 3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 3.3	Amended and Restated Bylaws dated January 30, 2003.

H 3.4	Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer.

H 3.5	Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer

H 10.3	Amended and Restated 1995 Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.4	Amended and Restated 1997 Incentive Compensation Plan incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.5	Form of Stock Option Agreement incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.6	Amended and Restated 1999 Employee Stock Purchase Plan incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.7	Form of Director/Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H 10.8	Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer.

H 10.9	Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer.

H 10.10	2005 “C” Level Compensation Plan

H 10.11	Form of Restricted Stock Agreement

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 certification of the Chief Executive Officer

31.2	Section 302 certification of the Chief Financial Officer

32.1	Section 906 certification of the Chief Executive Officer

32.2	Section 906 certification of the Chief Financial Officer