Form 10-Q
period 2005-03-31
INFORTE CORP
filed 2005-05-13
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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



The number of shares outstanding of the Registrant's Common Stock as of March 31, 2005 was 11,453,734.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.       Financial Information

Item 1.       Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets - March 31, 2004, June 30,
              2004, September 30, 2004, December 31, 2004, March 31,
              2005                                                            1

              Consolidated Statements of Operations - Three months ended
              March 31, 2004 and 2005                                         2

              Consolidated Statements of Cash Flows - Three months ended
              March 31, 2004 and 2005                                         3

              Notes to Consolidated Financial Statements                    4-8

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8-21

Item 3.       Qualitative and Quantitative Disclosure about Market Risk      22

Item 4.       Controls and Procedures                                        22

PART II.      Other Information

Item 1        Legal Proceedings                                           22-23

Item 2.       Changes in Securities and Use of Proceeds                      23

Item 3        Defaults of Senior Securities                                  23

Item 4.       Submission of Matters to a Vote of Security Holders            23

Item 5        Other Information                                              23

Item 6.       Exhibits                                                       24

Signature                                                                    25

Exhibit 31.1  Section 302 certification of the Chief Executive Officer       26

Exhibit 31.2  Section 302 certification of the Chief Financial Officer       27

Exhibit 32    Section 906 certification of the Chief Executive Officer
              and Chief Financial Officer                                    28

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                  INFORTE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     (000's)


                                                             MAR 31,    JUN 30,    SEPT 30,     DEC 31,     MAR 31,
                                                              2004        2004       2004        2004        2005
                                                           --------    --------    --------    --------    --------
                                                          (Unaudited) (Unaudited) (Unaudited)             (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                               $   18,630   $  17,767   $  18,889   $  20,817   $  22,041
  Short-term marketable securities                            15,860      22,273      25,457      24,657      24,036
  Accounts receivable                                          8,633       8,893       7,469       7,491       6,760
  Allowance for doubtful accounts                               (500)       (500)       (500)       (450)       (450)
                                                           ---------    --------    --------    --------    --------
  Accounts receivable, net                                     8,133       8,393       6,969       7,041       6,310
  Prepaid expenses and other current assets                    1,273       1,144         985         875       1,163
  Interest receivable on investment securities                   403         314         389         383        399
  Deferred income taxes                                          643         656         622       2,662       2,424
  Income taxes recoverable                                       401         460         501       1,025       1,042
                                                           ---------    --------    --------    --------    --------
          Total current assets                                45,343      51,007      53,812      57,460      57,415

Computers, purchased software and property                     2,525       2,682       3,113       3,218       2,642
Less accumulated depreciation and amortization                 1,572       1,690       1,907       2,125       1,623
                                                           ---------    --------    --------    --------    --------
Computers, purchased software and property, net                  953         992       1,206       1,093       1,019

Long-term marketable securities                               24,457      18,441      14,136      12,106       6,086
Intangible assets                                                127          78          38           -           -
Goodwill                                                       5,378       5,434      11,737      11,726      11,726
Deferred income taxes                                            317         309         295         207         366
                                                           ---------    --------    --------    --------    --------
          Total assets                                    $   76,575   $  76,261   $  81,224   $  82,592   $  76,612
                                                           =========    ========    ========    ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $    1,554   $   1,341   $     995   $     756   $     710
  Income taxes payable                                             -           -           -       1,309         148
  Accrued expenses                                             3,146       3,315       2,738       2,364       2,274
  Accrued loss on disposal of leased property                    489         419         346       2,278       1,826
  Current portion of deferred acquisition payment                500           -       3,150       3,150       3,150
  Dividends declared                                               -           -           -           -      17,375
  Deferred revenue                                             2,657       2,778       2,209       1,667       1,085
                                                           ---------    --------    --------    --------    --------
          Total current liabilities                            8,346       7,853       9,438      11,524      26,568

Non current liabilities:
   Non-current portion of deferred acquisition payment             -           -       3,150       3,150           -
Stockholders' equity:
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  11,453,734 as of Mar. 31, 2005, excluding option grants         11          11          11          11          11
  Additional paid-in capital                                  80,113      80,206      80,384      80,652      74,015
  Cost of common stock in treasury (2,720,823
  shares as of Mar. 31, 2005)                                (24,997)    (24,997)    (24,997)    (24,997)    (24,997)
  Stock-based compensation                                        60         161         180         181         585
  Retained earnings                                           12,541      12,737      12,742      11,462           -
  Accumulated other comprehensive income                         501         290         316         609         430
                                                           ---------    --------    --------    --------    --------
          Total stockholders' equity                          68,229      68,408      68,636      67,918      50,044
                                                           ---------    --------    --------    --------    --------
         Total liabilities and stockholders' equity       $   76,575   $  76,261   $  81,224   $  82,592   $  76,612
                                                           =========    ========    ========    ========    ========

                     See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's, except per share data)



                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 -------------------------
                                                      2004          2005
                                                  ----------    ----------
                                                 (Unaudited)  (Unaudited)

Revenues:

  Revenue before reimbursements (net revenue)   $    10,662   $     8,655
  Reimbursements                                      1,413           891
                                                 ----------    ----------
Total Revenues                                       12,075         9,546

Operating expenses:
  Project personnel and related expenses              5,580         5,759
  Reimbursed expenses                                 1,413           891
  Sales and marketing                                 1,186           613
  Recruiting, retention and training                    364           199
  Management and administrative                       2,907         3,636
                                                 ----------    ----------
          Total operating expenses                   11,450        11,098

Operating income (loss)                                 625        (1,552)

Interest income, net and other                          233           261
                                                 ----------    ----------
Income (loss) before income tax                         858        (1,291)
Income tax expense (benefit)                            343          (521)
                                                 ----------    ----------
Net income (loss)                               $       515   $      (770)
                                                 ==========    ==========

Earnings (loss) per share:
-Basic                                          $      0.05   $     (0.07)
-Diluted                                        $      0.05   $     (0.07)

Weighted average common shares outstanding:
-Basic                                               10,990        11,132
-Diluted                                             11,328        11,132


                     See notes to consolidated financial statements

                                  INFORTE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)


                                                           THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -----------------------
                                                           2004         2005
                                                         --------     ---------
                                                       (Unaudited)   (Unaudited)
Cash flows from operating activities
Net income (loss)                                       $    515     $      (770)

Adjustments to reconcile net income to net
cash used in operating activities:
  Depreciation and amortization                              355             384
  Non-cash compensation                                       60             404
  Deferred income taxes                                       31              79
Changes in operating assets and liabilities
  Accounts receivable                                     (1,628)            731
  Prepaid expenses and other current assets                 (539)           (305)
  Accounts payable                                           (48)            (46)
  Income taxes                                            (1,042)         (1,178)
  Accrued expenses and other                              (1,272)           (542)
  Deferred revenue                                          (108)           (582)
                                                         -------      ----------
Net cash used in operating activities                     (3,676)         (1,825)

Cash flows from investing activities
  Acquisition of Compendit, net of cash                    5,120)         (3,150)
  Decrease in marketable securities                        3,155           6,359
Purchases of property and equipment                         (253)           (137)
                                                         -------      ----------
Net cash provided by (used in) investing
  activities                                              (2,218)          3,072

Cash flows from financing activities
  Proceeds from stock option and purchase
  plans                                                      322              46
                                                         -------      ----------
Net cash provided by financing activities                    322              46
                                                         -------      ----------
Effect of changes in exchange rates on cash                  131             (69)
Increase (decrease) in cash and cash
  equivalents                                             (5,441)          1,224
Cash and cash equivalents, beg. of period                 24,071          20,817
                                                         -------      ----------
Cash and cash equivalents, end of period                $ 18,630     $    22,041
                                                         =======      ==========


                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                                 March 31, 2005

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Inforte's annual report on Form 10-K (File No. 000-29239). The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2) DILUTED EARNINGS PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Stock options and other contingently issuable shares totaling 146,396 were excluded from the calculation of diluted earnings per common share for the three months ending March 31, 2005 because Inforte recorded a net loss for that period.


                                                 Three Months Ended
                                                      March 31,
                                              --------------------------
                                                 2004            2005
                                              --------------------------
                                                     (Unaudited)


   Basic weighted average shares              10,990,073     11,132,267
  Effect of dilutive stock options
   and contingently issuable shares              337,469              -
                                              -------------------------
  Diluted common and common
   equivalent shares                          11,327,542     11,132,267
                                              =========================


(3) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $644,054 for the three months ended March 31, 2004 and total comprehensive loss was $949,483 for the three months ended March 31, 2005.


(4) CONTINGENCIES
Inforte, Philip S. Bligh, Stephen C.P. Mack and Nick Padgett, all of them former officers of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the "Case"). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "Multiple IPO Litigation"). An amended class action complaint was filed in the Case on April

19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte's initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under
Section 11 of the Securities Act of 1933.

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. In an order dated February 15, 2005, the Court certified settlement classes and class representatives and granted preliminary approval to the settlement contemplated by the MOU with certain modifications, including that the "bar order," or claims that would be barred by the settlement, be modified consistent with the Court's opinion. The Court has ordered the parties to submit a revised settlement stipulation consistent with its opinion and has also scheduled a further hearing to determine the form, substance and program of notices to class members and to determine the fairness of the settlement.


(5) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte's European operations had $1,947,734 and $2,721,001 of revenues for the three months ending March 31, 2004 and 2005, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker, therefore, Inforte has not disclosed asset information for each operating segment or geographical location.


(6) STOCK BASED COMPENSATION
Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options. Stock-based compensation expense of $60,000 was recognized in the quarter ending March 31, 2004, all of which was related to option grants related to the COMPENDIT acquisition. Stock-based compensation expense of $404,000 was recognized in the quarter ending March 31, 2005, $378,000 of which was related to common stock grants, $13,000 was related to grants of restricted stock and $14,000 was related to stock options grants. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months ended March 31, 2004 and 2005, net income and net income per share would have been as follows:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ------------------------
                                                        2004            2005
                                                    ----------    ----------
                                                    (Unaudited) (Unaudited)

Net income (loss), as reported                     $   514,517   $  (769,867)
Add: Stock-based compensation expense
   recorded, net of related tax effects                 60,226        13,637
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                              (1,346,305)       70,967 (1)

Pro forma net loss                                 $  (771,562)     (685,263)
                                                    ==========    ==========

Net income, per share:
   Basic -- as reported                                   0.05         (0.07)
                                                    ==========    ==========
   Basic -- pro forma                                    (0.07)        (0.06)
                                                    ==========    ==========
   Diluted -- as reported                                 0.05         (0.07)
                                                    ==========    ==========
   Diluted -- pro forma                                  (0.07)        (0.06)
                                                    ==========    ==========


     (1) Total stock-based compensation, under the fair value based method for the three months ending March 31, 2005, is a net benefit due to a reversal of previously expensed amounts related to stock options canceled in the first quarter of 2005 due to the capital restructuring plan executed in March 2005.



(7) ACQUISITIONS
On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing. An additional cash payment of $0.5 million was paid in cash in May 2004 based on a closing statement calculation of cash less transaction costs. The first installment of a supplementary cash amount of $3.2 million was paid in January 2005 and the second installment of $3.2 million will be paid in January 2006. This acquisition enhanced Inforte's ability to offer analytics and business intelligence solutions through COMPENDIT's services partnership with SAP.

The unaudited consolidated financial statements reflect a total purchase price of $12.5 million, consisting of the following: (i) the payment of the initial cash consideration of $5.5 million, (ii) transaction costs of $0.2 million,
(iii) additional cash consideration paid after closing of the acquisition of $0.5 million, and (iv) the first installment of an earnout of $3.2 million paid in January 2005 and the second installment of an earnout of $3.2 million payable in January 2006. Under the purchase method of accounting, the purchase price is allocated to COMPENDIT's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows (in thousands):

Tangible assets:
   Cash and cash equivalents.......................   $    547
   Accounts receivable and other current assets....      2,269
   Property and equipment..........................        156
                                                      --------
        Total tangible assets......................      2,972

Intangible assets:
   Goodwill and other intangible assets............     11,853
                                                      --------
        Total assets...............................     14,825
                                                      --------
Liabilities assumed:                                     2,310
                                                      --------
        Net assets acquired........................   $ 12,515
                                                      ========
Intangible assets related to customer contracts were fully amortized as of December 31, 2004.

Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill will not be amortized but will be tested for impairment at least annually.

There were no historical transactions between Inforte and COMPENDIT.

(8) RESTRUCTURING
During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of Chicago facilities consist of contractual rental commitments for office space being vacated and unamortized leasehold improvements related to this space less estimated sublease income. The total reduction of office space resulting from this consolidation of our Chicago office space was approximately 17,770 square feet, all of which were vacated as of December 31, 2001. Total charges related to this reduction of office space in 2002 were $605,062 and there was a reversal of previously recognized losses of $145,978 in 2003. These charges as well as the loss reversal were recorded as a component of Management and Administrative expenses in the 2002 and 2003 Consolidated Statement of Operations. At March 31, 2004 and 2005 the Company recorded $489,268 and $219,150, respectively, as accrued expenses on the Consolidated Balance Sheet.

Charges for this restructuring for the three months ended March 31, 2004 and 2005 were as follows:

3 months ended March 31, 2004   Balance 12/31/03      Expense        Cash payments    Adjustments     Balance 03/31/04
Lease termination                $    558,439         $  -           $ (69,171)       $ -              $ 489,268
3 months ended March 31, 2005   Balance 12/31/04      Expense        Cash payments    Adjustments     Balance 03/31/05
Lease termination                $    281,859         $  -           $ (62,708)       $ -              $ 219,150

In October 2004, Inforte's executive team authorized a plan to consolidate office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our office space was approximately 41,345 square feet, all of which was vacated as of October 1, 2004. Total charges recorded as a component of Management and Administrative expenses were $2,143,673 in 2004.

Charges for this restructuring for the three months ended March 31,2005 were as follows:

3 months ended March 31, 2005   Balance 12/31/04      Expense        Cash payments    Adjustments     Balance 03/31/05
Lease termination                $    1,995,692       $  -           $ (395,026)      $ 6,122          $ 1,606,788

(9) CAPITAL RESTRUCTURING AND CASH DISTRIBUTION TO STOCKHOLDERS
On January 27, 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included (1) a special one-time dividend of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total cash consideration, including applicable payroll taxes, of $848,000, of which $292,000 was charged to project personnel and related expenses, $119,000 to sales and marketing expenses, $8,000 to recruiting, retention, and training expenses and $429,000 was charged to management and administrative expenses. Further, 707,112 options were exchanged for 310,394 shares of restricted stock and the related prorated compensation expense charged in the first quarter of 2005 was $13,000. The total non-cash compensation expense related to the restricted stock grants will be expensed ratably over a four-year period as the stock vests over a four-year period, starting on the grant date of March 21, 2005. The maximum total compensation charges associated with the restricted stock grants are $358,000, $459,000, $459,000, $459,000 and $101,000
for the years ending 2005, 2006, 2007, 2008 and 2009, respectively.

Inforte also paid $90,000 in professional fees associated with the implementation of the capital restructuring plan. Inforte granted common stock to employees who had unexercised vested stock options as of the dividend payment date. The total compensation expense related to these common stock grants was $378,000 and was recorded as part of management and administrative expenses on the statement of operations for the first quarter of 2005.

On March 21, 2005, Inforte announced that the record date for Inforte stockholders for the previously declared special one-time cash distribution of $1.50 per share of common stock would be the close of business on Tuesday, April 5, 2005. Total cash payable to eligible stockholders of $17.4 million was recorded as a liability as of March 31, 2005 and allocated to retained earnings and additional paid-in capital. The one-time cash distribution to stockholders was made on or about April 15, 2005.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match resources with the demand during a period where information technology spending is not strong and when worldwide economic and geopolitical uncertainty is high; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals;
(iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while competing with their professional services organizations;
(vi) compete with emerging alternative economic models for delivery, such as offshore development; (vii) effectively integrate acquired businesses, such as COMPENDIT; (viii) identify and successfully offer the solutions that clients demand; (ix) effectively compete with larger and established competitors; (x) retain significant clients and collect sizeable accounts receivable; and (xi) implement legislative and regulatory requirements in a timely and cost efficient manner, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

Overview

Inforte Corp. increases the competitive strength of its clients by providing them with insight, intelligence and an infrastructure to enable more timely and profitable decision-making. Inforte consultants combine real-world experience, strong industry, functional and analytical expertise with innovative go-to-market strategies and technology solutions, working to help ensure that our clients can drive transformational, measurable results in their customer interactions. Inforte executives are the authors of several leading books on enterprise-grade business intelligence, customer insight and marketing transformation including Mastering the SAP Business Information Warehouse; CRM
Unplugged: Releasing CRM's Strategic Value; and Enterprise Marketing Management:
The New Science of Marketing. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta; Dallas; Delhi, India; Hamburg, Germany; London; Los Angeles; New York; San Francisco; Walldorf, Germany; and Washington, D.C.

Our revenue is derived almost entirely through the performance of professional services. The majority of our services are performed on a time and materials basis; however, we also perform services on a fixed-price basis if this structure best fits out clients' preferences or the requirements of the project. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days. This work enables us to determine with our clients the scope of successive phases of work. These successive phases of work can be additional strategy phases, or phases for technology design and implementation, and generally last three to nine months. If a project is to be performed on a fixed price basis, the fixed price is based upon estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We ask clients to pay 25% of our fixed price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                                               % of Net Revenue
                                                              Three Months Ended
                                                                  March 31,
                                                                 2004     2005
                                                                -----    -----
Revenues
  Revenue before reimbursements (net revenue)                   100.0%   100.0%
  Reimbursements                                                 13.3     10.3
                                                                -----    -----

Total Revenue                                                   113.3    110.3
                                                                -----    -----

Operating expenses:
Project personnel and related expenses                           52.3     66.5
Reimbursements                                                   13.3     10.3
Sales and marketing                                              11.1      7.1
Recruiting, retention and training                                3.4      2.3
Management and administrative                                    27.3     42.0
                                                                -----    -----

Total operating expenses                                        107.4    128.2
                                                                -----    -----

Operating income (loss)                                           5.9    (17.9)
Interest income, net and other                                    2.2      3.0
                                                                -----    -----
Pretax income (loss)                                              8.0    (14.9)

Income tax expense (benefit)                                      3.2     (6.0)
                                                                -----    -----

Net income (loss)                                                 4.8%    (8.9)%
                                                                =====    =====

                NON-GAAP SUPPLEMENTAL INFORMATION (UNAUDITED) (1)
                            STATEMENTS OF OPERATIONS
                         (000's, except per share data)
                                                               % of Net Revenue
                                                              Three Months Ended
                                                                   March 31,

                                                                 2004      2005
                                                                -----     -----
Revenues
  Revenue before reimbursements (net revenue)                   100.0%    100.0%
  Reimbursements                                                 13.3      10.3
                                                                -----     -----
Total Revenue                                                   113.3     110.3
                                                                -----     -----
Operating expenses:
Project personnel and related expenses                           52.3      63.2
Reimbursements                                                   13.3      10.3
Sales and marketing                                              11.1       5.7
Recruiting, retention and training                                3.4       2.2
Management and administrative                                    27.3      31.6
                                                                -----     -----
Total operating expenses                                        107.4     113.0
                                                                -----     -----

Operating income (loss)                                           5.9      (2.7)
Interest income, net and other                                    2.2       3.0
                                                                -----     -----
Pretax income                                                     8.0       0.3

Income tax expense                                                3.2         -
                                                                -----     -----
Net income                                                        4.8%      0.3%
                                                                =====     =====

(1) The Non-GAAP supplemental information shows results excluding the impact of one-time charges related to the tender offer to convert certain stock options into cash and restricted stock and a one-time cash distribution to stockholders that occurred in the first quarter of 2005. The total expense of $1,316 included: (i)$848 for charges related to the exchange of stock options for cash;
(ii) $378 for common stock grants to employees who had chosen not to exercise options prior to the one-time cash distribution; and (iii) $90 for professional services. The non-GAAP results are provided in order to enhance the user's overall understanding of the company's current and future financial performance by excluding certain items that management believes are not indicative of its core operating results and by providing results that provide a more consistent basis for comparison between quarters. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States of America.

Three months ended March 31, 2004 and 2005

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased 19% to $8.7 million for the quarter ended March 31, 2005 from $10.7 million for the quarter ended March 31, 2004. We attribute this decrease in revenues to lower demand for services in some of our competencies as well as to winding down of project engagements with significant clients. For the quarter ended March 31, 2005, we had 40 significant clients with each of these clients contributing, on average, $0.8 million to revenue on an annualized basis. For the quarter ended March 31, 2004, we had 27 significant clients with each of these clients contributing, on average, $1.5 million to revenue on an annualized basis. Sequentially, net revenue dropped 12% to $8.7 million in the March 2005 quarter from $9.8 million in the December 2004 quarter.

Project personnel and related expenses. Project personnel and related expenses consist of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased 3% to $5.8 million for the quarter ended March 31, 2005 from $5.6 million for the quarter ended March 31, 2004. This increase resulted from increased compensation expense due to the buyout of stock options offset by a decline in consulting headcount. Total costs associated with the buyout of stock options were

$292,000. Excluding these one-time charges, project personnel and related expenses were $5.5 million or 63.2% of net revenue. The increase compared to last year was also due to the introduction of incentive bonuses for project personnel with an associated reduction in sales and marketing expense, project personnel and related expenses would have been 60.2% of revenue without this change and sales and marketing expense would have been 10.1%. We employed 180 consultants on March 31, 2005, down from 232 one year earlier. This decrease of 52 chargeable consultants was due to actions to realign personnel to different service offerings. Project personnel and related expenses represented 66.5% of net revenue for the quarter ended March 31, 2005, up from 52.4% for the quarter ended March 31, 2004, as revenue decreased and project personnel and related expenses increased.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the marketing and sales groups and costs to execute marketing programs. Sales and marketing expenses decreased 48% to $0.6 million, or 7.1% of net revenue, for the quarter ended March 31, 2005 from $1.2 million, or 11.1% of net revenue, in quarter ended March 31, 2004. This decrease is due to a combination of a cutback in marketing activities, a reduction in sales and marketing headcount and a reduction in incentive bonuses, partially offset by an increase in compensation expense recorded as part of the offer to buy out stock options in March of 2005. Total costs associated with the buyout of stock options were $119,000. Excluding these one-time charges, sales and marketing expenses were $0.5 million or 5.7% of net revenue.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources activities; costs to recruit new employees; costs of human resource programs; and training costs. These expenses decreased 45% to $199,000 for the quarter ended March 31, 2005 from $364,000 for the quarter ended March 31, 2004. As a percent of net revenue, these costs decreased to 2.3% in the quarter ended March 31, 2005 from 3.4% in the quarter ended March 31, 2004. The decrease in spending results primarily from lower recruiting costs due to a decline in the number of personnel recruited and less human resources spending due to lower company-wide headcount. Total headcount was 223 as of March 31, 2005 and 279 as of March 31, 2004. At the time of the acquisition of our SAP practice in March 2004 total headcount increased by 54 people.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses increased 25% to $3.6 million for the quarter ended March 31, 2005, from $2.9 million for the quarter ended March 31, 2004. As a percent of net revenue, management and administrative expenses were 42.1% for the quarter ended March 31, 2005, up from 27.3% for the quarter ended March 31, 2004, as management and administrative expenses grew and net revenue declined. Higher management and administrative expenses for the three months ending March 31, 2005 were primarily due to increased compensation charges and legal fees related to the stock options buyout and common stock grants, both part of the capital restructuring plan implemented in the first quarter of 2005. Total costs associated with the capital restructuring plan were $897,000. Excluding these one-time charges, management and administrative expenses were $2.7 million or 31.6% of net revenue. There were also additional legal and finance costs for the implementation of the requirements of the Sarbanes-Oxley Act. Management and administrative employees were 27 and 28 as of March 31, 2004 and March 31, 2005, respectively.

Interest income, net and other. During the quarter ended March 31, 2005, interest income, net and other, was $261,000, up from $233,000 for the quarter ended March 31, 2004. This increase in investment earnings was due to the reinvestment of matured securities into similar type securities at higher market interest yields offset partially by the impact of lower average cash balances. We expect interest income, net and other, to decline further to around $150,000 in the second quarter of 2005 due to lower cash balances as of the end of the first quarter of 2005 relative to prior quarters. The decline in cash and investments balances is primarily a result of the payment of the earnout associated with the COMPENDIT acquisition of $3.2 million, combined with the buyout of stock options totaling $848,000.

Income tax expense. Inforte's effective tax rate for the March 31, 2005 quarter was 40.3% compared to a rate of 40.0% for the March 31, 2004 quarter. The effective tax rate of 40% in the first quarters of 2005 and 2004 approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes.

Liquidity and capital resources. Cash and cash equivalents increased from $20.8 million on December 31, 2004 to $22.0 million on March 31, 2005. Short-term marketable securities decreased from $24.7 million to $24.0 million over the same period. Long-term marketable securities decreased from $12.1 million to $6.1 million during the first quarter of 2005. In total, cash and cash equivalents, short-term and long-term marketable securities dropped to $52.1 million on March 31, 2005 compared to $57.8 million on December 31, 2004. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the March 2005 quarter, Inforte's cash flow from operations was negative $1.8 million and capital expenditures were $137,000, resulting in negative $1.9 million free cash flow (cash flow from operation minus capital expenditures). Additionally, financing activities resulted in a cash inflow of $46,000 from employees participating in the stock option plans.

In January 2005 Inforte announced a capital restructuring plan that included a one-time distribution of cash to shareholders and an offer to Inforte's employees to exchange certain other stock options for cash. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock and 509,636 options were exchanged for a total consideration of $848,000. Further, we reserved $17.4 million for the one-time cash distribution that was paid to shareholders in April 2005.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002, the entire amount authorized was repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of March 31, 2005. At quarter end, Inforte had 11,453,734 shares outstanding and $52.2 million in cash and marketable securities, resulting in $4.55 of cash and marketable securities per basic share. As of March 31, 2005, the public float (shares not held by executive officers and directors) totaled 7.6 million shares or 66% of total outstanding shares.

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

As of March 31, 2005, Inforte had a total of $3.2 million in deferred business acquisition obligations payable in cash in January 2006. The first installment of the deferred business acquisition payment of $3.2 million was paid out in January 2005. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, primarily from the cash generated from the operations of the acquired business. In addition to the purchase price obligation for the COMPENDIT acquisition, Inforte assumed two operating leases from COMPENDIT, related to office space.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.


Contractual Obligations                          Payments Due by Period (in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                         Total     Q2-Q4 2005         2006            2007         2008
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                               0              0            0               0            0
Capital lease obligations                                    0              0            0               0            0
Operating leases                                         3,676          2,147          980             302          247
Unconditional purchase obligations                           0              0            0               0            0
Other long-term obligations                                  0              0            0               0            0
Total contractual cash obligations                       3,676          2,147          980             302          247

Inforte has several sublease agreements for unused office space located in Chicago and Irvine, California. Total rent receivable on these sublease contracts is $533,999 for the remaining months of 2005 and $490,701, $111,368 and $67,180 for and the years 2006, 2007 and 2008, respectively.

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

Revenue recognition, losses on fixed-price contracts, deferred revenue. We recognize revenue when all of the following four criteria are met: persuasive evidence exists that we have an agreement, service has been rendered, our price is fixed or determinable and collectibility is reasonably assured. We recognize net revenue from fixed-price contracts based on the ratio of hours incurred to total estimated hours. The cumulative impact of any change in estimated hours to complete is reflected in the period in which the changes become known. We recognize time-and-materials net revenue as we perform the services. In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating these costs should be characterized as revenue in the income statement if billed to customers. For each quarter beginning with the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as required by the Financial Accounting Standards Board. This reclassification had no effect on current or previously reported net income (loss) per share. For presentation purposes, we show two components of total revenue: 1) revenue before reimbursements, which we call net revenue, consisting of revenue for performing consulting services; and
2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred. We believe net revenue is a more meaningful representation of our economic activity than total revenue since it excludes pass-through, zero margin expense reimbursements.

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

Stock compensation. At March 31, 2005, Inforte has three stock-based employee compensation plans. We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options issued to employees. All options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for the option grants related to the acquisition of COMPENDIT.

In January 2005 Inforte announced a capital restructuring plan that included an offer to Inforte's employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. In the case where eligible employees had elected to cancel their options and receive cash, Inforte recognized the related compensation expense at the time when the offer was made, February 9, 2005. On the date of the offer, February 9, 2005, the maximum cash settlement amount was accrued as a liability. For the options where the cash offer was later accepted, the liability was settled with the cash payment. The cash offer was not declined for any of the eligible options. In the alternative case when employees elected to cancel their options and receive restricted stock, the total non-cash compensation expense would be expensed ratably over a four-year period. This amount would be expensed over four years because the stock would vest over a four-year period, starting in the first quarter of 2005. The options in this category were subject to variable accounting treatment from the date of the offer until the offer was accepted. Those options for which the restricted stock offer had been declined were immediately vested and would continue to be subject to variable accounting treatment thereafter until those options would be exercised or cancelled or expire unexercised or until after January 1, 2006 when we adopt SFAS 123(r). Variable accounting treatment means that the value of each option will be measured and adjusted each reporting period based on the intrinsic value of the option in the reporting period. Employees with unexercised vested options after the one-time distribution with a strike price less than $9.00 will be granted common stock as compensation for the estimated loss in option value due to the one-time distribution.

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

Goodwill and other intangible assets. SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a valuation methodology based on historical performance and industry specific multiples. This requires significant judgments and changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Restructuring and other related charges. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. In October 2004, Inforte's executive team authorized a plan to reduce its office space to better align with its space needs. These steps included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations.

Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our office space was approximately 41,345 square feet, all of which was vacated as of October 1, 2004. Total charges related to this reduction of space were $2.1 million and were recognized at the date the plan for office space consolidation was executed. If we vacate additional space, if future sub-lease income is less than estimated, if we buy-out of leases or if we are unable to sublease our vacated space, additional charges or credits in future periods will be necessary.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 15, 2005. Inforte expects to adopt SFAS No. 123R on January 1, 2006, using the Statement's modified prospective application method. Adoption of SFAS No. 123R will not affect Inforte's cash flows or financial position, but it will reduce, although not materially, reported income and earnings per share because Inforte currently uses the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Inforte's employee stock option and employee share purchase plans. After the implementation of the capital restructuring plan, Inforte has significantly reduced its exposure to option expensing reducing options outstanding from 2.6 million at the end of 2004 to 740,000 at the end of the first quarter of 2005. Maximum total expenses related to unvested outstanding stock options at the time we adopt SFAS 123R, January 1, 2006, are $50,000.

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

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and maintain profitability. If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, individuals who were previously successful in a different business environment may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with equity-based awards. Options granted to employees from the IPO date, February 17, 2000, through March 31, 2005 had exercise prices of $2.90 to $71.81 and the average exercise price of all options outstanding at March 31, 2005 was $12.95. Since, among other reasons, the market price for Inforte stock has recently been below this average strike price, Inforte's board of directors approved a capital restructuring plan that, among other things, offered employees the opportunity to convert certain stock options to restricted stock and to cash out other options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total consideration of $848,000 and 707,112 options were exchanged for 310,394 shares of restricted stock. As a result of this restructuring plan, total outstanding options were reduced from 2.6 million at December 31, 2004 to approximately 1.0 million after the offer. Inforte intends to favor restricted stock grants over stock options in the future. These actions could reduce net income per share and may cause Inforte to become unprofitable.

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

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the first quarter of 2005 our five largest clients accounted for 32% of net revenue and our ten largest clients accounted for 52% of net revenue. In the same quarter we had no clients contributing more than 10% of net revenue for the year. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock. Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. In February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. In 2003, our net revenue declined sequentially for the first three quarters of the year. We believe our traditional seasonal pattern was overwhelmed by geopolitical events that took place early in 2003, the most notable of these events being the war in Iraq. In the beginning of 2004 there was increased demand due to our development of new service offerings and a general pick-up in the economy; the third and fourth quarter of 2004 were impacted by normal seasonal effects and the commoditization of one of our service offerings. In the first quarter of 2005 demand for one of our service offerings declined again and out net revenue dropped. This existence of seasonal, cyclical and service offering effects makes it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

Our expansion and growth internationally could negatively affect our business. For the quarter ending March 31, 2005, our international net revenue was 31% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. These risk factors, among others not cited here, may negatively impact our business.

As offshore development becomes accepted as a viable alternative to doing work domestically, our pricing and revenue may be negatively affected. Gradually, over the past several decades, numerous IT service firms have been founded in countries such as India, which have well-educated and technically trained English-speaking workforces available at wage rates that are only a fraction of U.S. and European wages rates. Additionally, some larger clients have established internal IT operations at offshore locations. While traditionally we have not competed with offshore development, presently this form of development is seeing rapid and increasing acceptance in the market, especially for routine and repetitive types of development. While offshore development has greater risk due to distance, geopolitical and cultural issues, we believe its lower cost advantage will likely overwhelm these risks. If we are unable to evolve our service offerings to a more differentiated position or if the rate of acceptance of offshore development advances even faster than we anticipate, then our pricing and our revenue may be negatively affected. We have established an offshore development capability in New Delhi, India. If we are unable to adequately manage the additional complexity of these operations and this model for project delivery, it may impact project quality and overall company profitability.

Recent changes in the executive team and strategic modifications in business structure could lead to inferior financial results if this transition does not occur smoothly. Over the past two years Inforte has implemented several strategic reorganization plans that comprised of simplification of the business structure and changes in Inforte's executive management team. In December 2003, Inforte announced the hiring of new President and Chief Operating Officer, David Sutton, and the stepping down of Stephen Mack, both effective on that date. In addition, in January 2005, Inforte announced in a press release and a form 8-K that Inforte Chief Operating Officer and President David Sutton had assumed the position of Chief Executive Officer and that Philip Bligh, while remaining as Chairman of the Board, was stepping down as Chief Executive Officer. Mr. Sutton has relinquished the Chief Operating Officer title and Inforte does not plan any appointment to this position at this time. Should these changes in the executive team adversely affect relationships with current partners and clients or lead to higher turnover rates, we may be unable to maintain the present level of profitability.

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline. We have already switched some supplier relationships, including our audit and tax advisor relationship to mitigate these cost increases, and other relationships are under review. On September 8, 2003, the Audit Committee of the Board of Directors approved (1) the dismissal of Ernst & Young LLP (E&Y) as the Company's independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP as the Company's independent accountants, commencing upon the dismissal of E&Y. The replacement of E&Y with Grant Thornton LLP was based on economic reasons related to possible future fees escalation in current and forthcoming engagements of the Company's independent accountants. Further, efforts started in 2004 to document the implementation of the requirements of the Sarbanes-Oxley Act and for that purpose Inforte has incurred additional costs related to the hiring of outside consultants. We expect these costs to increase even further in 2005 and 2006 when, starting 2006, under section 404 of the Sarbanes-Oxley Act we will be required to include, for the first time in our Annual Report and Form 10-K management's assessment of the effectiveness of our internal controls over financial reporting, and our independent auditors' attestation of that assessment.

If we experience significant delays in our project plan for compliance with
Section 404 of the Sarbanes-Oxley Act of 2002, these delays could prevent us from obtaining an unqualified attestation from our auditors. As of the date of this report, we have developed a detailed plan coordinating the efforts required for the management's assessment of the effectiveness of our internal controls over financial reporting, and our independent auditors' attestation of that assessment. If we do not timely complete and document our work, our auditors might not have sufficient time to successfully test the management's assessment before our Form 10-K filing for the year 2006, which would prevent us from obtaining an unqualified attestation from our auditors. Because opinions on internal controls have not been required in the past, it is uncertain what impact our failure to timely complete our management's assessment of the effectiveness of our internal controls over financial reporting could have on our financial results, regulatory filings or our stock price.

We may not be able to integrate successfully the business of COMPENDIT, Inc. with Inforte's business. While we believe that our acquisition in 2004 of COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services, has enhanced our ability to offer analytics and business intelligence solutions to our customers, the Inforte and COMPENDIT businesses may not be integrated successfully. This could lead to the loss of key employees, customers or service partners or other negative impacts. Failure to integrate COMPENDIT's business successfully could result in an inability to maintain revenue levels or to realize certain synergies of the acquisition, which, in turn, may negatively impact our operating results.

If an event occurs or circumstances change that would more likely than not reduce the fair value of an acquired reporting unit below its carrying value we may have to charge a portion of any associated goodwill balance against profits, causing current net earning to become significantly lower or negative. The fair value of each reporting unit is estimated quarterly using a valuation methodology based on historical performance and industry specific multiples. If a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit causes the fair value of the reporting unit to decline, Inforte may have to reduce the balance of any associated goodwill, which, in turn, will negatively impact our operating results.

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


RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance. Inforte's average trading volume during the first quarter of 2005 averaged approximately 25,000 shares per day. On any particular day, Inforte's trading volume can be less than 2,000 shares, increasing the potential for volatile stock prices.

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

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of March 31, 2005 our executive officers and directors beneficially own over 34% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

o Philip S. Bligh 20.5%
o Stephen C.P. Mack 11.6%

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

Inforte has a large cash and marketable securities balance that generates substantial interest income. Historically, a considerable portion of Inforte's pretax income was from interest income. Declining short-term market interest rates will have a significant impact on Inforte's profitability as interest income drops. Thus, a drop in short-term market interest rates will increase the revenue level required to be profitable, and increases the risk that Inforte will lose money.

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

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. In an order dated February 15, 2005, the Court certified settlement classes and class representatives and granted preliminary approval to the settlement contemplated by the MOU with certain modifications, including that the "bar order," or claims that would be barred by the settlement, be modified consistent with the Court's opinion. The Court has ordered the parties to submit a revised settlement stipulation consistent with its opinion and has also scheduled a further hearing to determine the form, substance and program of notices to class members and to determine the fairness of the settlement.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allows Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of March 31, 2005, we have made no repurchases under this second program.


Period                          Total number of      Average price       Total number of stock       Maximum number of
                                 stock options      paid per stock     options purchased as part    shares that may yet
                                   purchased            option           of publicly announced       be purchased under
                                                                          plans or programs*       the plans or programs
--------------------------------------------------------------------------------------------------------------------------
01/01/05 - 01/31/05                    -                   -                       -                         -
02/01/05 - 02/28/05                    -                   -                       -                         -
03/01/05 - 03/31/05                 509,636              $1.54                  509,636                      -
Total                               509,636              $1.54                  509,636                      -


* On January 27, 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included, among other items, a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total cash consideration of $848,342. Further, 707,112 options were exchanged for 310,394 shares of restricted stock.


Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information

Effective April 27, 2005, Philip Kotler resigned as a director of Inforte. There are no disagreements between Mr. Kotler and Inforte relating to Inforte's operations, policies or practices.

Item 6. Exhibits


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

                  32 Written statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      Inforte Corp.

                                          By:     /s/ Nick Heyes
May 13, 2005                              ---------------------------------
                                                      Nick Heyes,
                                                 Chief Financial Officer