Form 10-Q
period 2005-06-30
INFORTE CORP
filed 2005-08-15
CIK 1099944

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   Form 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

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



The number of shares outstanding of the Registrant's Common Stock as of June 30, 2005 was 11,724,082.

                                  INFORTE CORP.

                                      INDEX





                                                                        Page No.
                                                                        -------

PART I.       Financial Information

Item 1.       Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets - June 30, 2004, September 30,
              2004, December 31, 2004, March 31, 2005, June 30, 2005       1

              Consolidated Statements of Operations - Three and six
              months ended June 30, 2004 and 2005                          2

              Consolidated Statements of Cash Flows - Three and six
              months ended June 30, 2004 and 2005                          3

              Notes to Consolidated Financial Statements                   4-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9-23

Item 3.       Qualitative and Quantitative Disclosure about Market Risk    24

Item 4.       Controls and Procedures                                      24

PART II.      Other Information

Item 1        Legal Proceedings                                            24-25

Item 2.       Changes in Securities and Use of Proceeds                    25

Item 3        Defaults of Senior Securities                                25

Item 4.       Submission of Matters to a Vote of Security Holders          25

Item 5        Other Information                                            25

Item 6.       Exhibits                                                     26

Signature                                                                  27

Exhibit 10.12 Limited Liability Company Agreement of PROVANSIS LLC
              An Inforte Company                                        28-77

Exhibit 31.1  Section 302 certification of the Chief Executive Officer     78

Exhibit 31.2  Section 302 certification of the Chief Financial Officer     79

Exhibit 32    Section 906 certification of the Chief Executive Officer
              and Chief Financial Officer                                  80

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                  INFORTE CORP.
                           CONSOLIDATED BALANCE SHEETS
                                     (000's)




                                                             JUN 30,    SEPT 30,     DEC 31,     MAR 31,     JUNE 30,
                                                              2004        2004         2004        2005        2005
                                                            --------    --------    --------    --------    --------
                                                          (Unaudited)
(Unaudited) (Unaudited) (Unaudited)

                           ASSETS
Current assets:
  Cash and cash equivalents                                $  17,767   $  18,889   $  20,817   $  22,041   $   9,471
  Short-term marketable securities                            22,273      25,457      24,657      24,036      20,022
  Accounts receivable                                          8,893       7,469       7,491       6,760       7,875
  Allowance for doubtful accounts                               (500)       (500)       (450)       (450)       (450)
                                                            --------    --------    --------    --------    --------
  Accounts receivable, net                                     8,393       6,969       7,041       6,310       7,425
  Prepaid expenses and other current assets                    1,144         985         875       1,163       1,212
  Interest receivable on investment securities                   314         389         383         399         261
  Deferred income taxes                                          656         622       2,662       2,424       1,053
  Income taxes recoverable                                       460         501       1,025       1,042       1,013
                                                            --------    --------    --------    --------    --------
          Total current assets                                51,007      53,812      57,460      57,415      40,457

Computers, purchased software and property                     2,682       3,113       3,218       2,642       2,602
Less accumulated depreciation and amortization                 1,690       1,907       2,125       1,623       1,754
                                                            --------    --------    --------    --------    --------
Computers, purchased software and property, net                  992       1,206       1,093       1,019         848

Long-term marketable securities                               18,441      14,136      12,106       6,086       3,543
Intangible assets                                                 78          38           -           -           -
Goodwill                                                       5,434      11,737      11,726      11,726      11,726
Deferred income taxes                                            309         295         207         366       1,495
Investment in affiliate                                            -           -           -           -       2,000
                                                            --------    --------    --------    --------    --------
          Total assets                                     $  76,261   $  81,224   $  82,592   $  76,612   $  60,069
                                                            ========    ========    ========    ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $   1,341   $     995   $     756   $     710   $     413
  Income taxes payable                                             -           -       1,309         148         260
  Accrued expenses                                             3,315       2,738       2,364       2,274       2,890
  Accrued loss on disposal of leased property                    419         346       2,278       1,826       1,492
  Current portion of deferred acquisition payment                  -       3,150       3,150       3,150       3,150
  Dividends declared                                               -           -           -      17,375           -
  Deferred revenue                                             2,778       2,209       1,667       1,085       1,166

                                                            --------    --------    --------    --------    --------
          Total current liabilities                            7,853       9,438      11,524      26,568       9,371

Non current liabilities:
   Non-current portion of deferred acquisition payment             -       3,150       3,150           -           -
Stockholders' equity:         -
  Common stock, $0.001 par value
  authorized- 50,000,000 shares;
  issued and outstanding (net of treasury stock)-
  11,724,082 as of June 30, 2005                                  11          11          11          11          12
  Additional paid-in capital                                  80,206      80,384      80,652      74,015      74,170
  Cost of common stock in treasury (2,720,823 shares
  as of June 30, 2005)                                       (24,997)    (24,997)    (24,997)    (24,997)    (24,997)
  Stock-based compensation                                       161         180         181         585         823
  Retained earnings                                           12,737      12,742      11,462          -          454
  Accumulated other comprehensive income                         290         316         609         430         236
                                                            --------    --------    --------    --------    --------
          Total stockholders' equity                          68,408      68,636      67,918      50,044      50,698
                                                            --------    --------    --------    --------    --------
         Total liabilities and stockholders' equity        $  76,261   $  81,224   $  82,592   $  76,612   $  60,069
                                                            ========    ========    ========    ========    ========







                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (000's, except per share data)



                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                             -------------------------     ------------------------
                                                  2004         2005            2004          2005
                                              ----------    ----------      ----------   ----------
                                              (Unaudited)   (Unaudited)     (Unaudited)  (Unaudited)

Revenues:

  Revenue before reimbursements
    (net revenue)                            $11,982      $ 9,794             $22,644      $18,449
  Reimbursements                              1,798         1,099              3,211        1,990
                                             ----------   ----------        ----------  ----------
Total Revenues                                 13,780       10,893               25,855       20,439

Operating expenses:
  Project personnel and related expenses          7,177        5,321          12,757       11,080
  Reimbursed expenses                             1,798        1,099           3,211        1,990
  Sales and marketing                             1,393          691           2,579        1,304
  Recruiting, retention and training                370          262             734          461
  Management and administrative                   2,988        2,958           5,895        6,594
                                             ----------   ----------      ----------     ---------
          Total operating expenses               13,726       10,331          25,176       21,429

Operating income (loss)                              54          562             679         (990)
Interest income, net and other                      272          196             505          457
                                             ----------   ----------      ----------   ----------
Income (loss) before income tax                     326          758           1,184         (533)
Income tax expense (benefit)                        130          304             473         (217)
                                             ----------   ----------           ----------   ----------
Net income (loss)                                  $196         $454            $711        $(316)
                                             ==========   ==========      ==========   ==========

Earnings (loss) per share:
-Basic                                            $0.02        $0.04           $0.06       $(0.03)
-Diluted                                          $0.02        $0.04           $0.06       $(0.03)

Weighted average common shares outstanding:
-Basic                                           11,029       11,234          11,009       11,184
-Diluted                                         11,385       11,711          11,356       11,184







                     See notes to consolidated financial statements

                                  INFORTE CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's)




                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                 ------------------------  ------------------------
                                                      2004         2005         2004         2005
                                                   ---------     --------    ---------     --------
                                                  (Unaudited)   (Unaudited) (Unaudited)    (Unaudited)

Cash flows from operating activities
Net income (loss)                                 $     196    $     454   $     711    $     (316)

Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
  Depreciation and amortization                         426          302         781           686
  Non-cash compensation                                 101          238         161           642
  Deferred income taxes                                  (5)         242          26           321
Changes in operating assets and liabilities
  Accounts receivable                                  (260)      (1,115)     (1,888)         (384)
  Prepaid expenses and other current assets             218          139        (321)         (166)
  Accounts payable                                     (213)        (297)       (261)         (343)
  Income taxes                                          (59)         141      (1,101)       (1,037)
  Accrued expenses and other                             99          282      (1,173)         (260)
  Deferred revenue                                      121           81          13          (501)
                                                    --------     --------    --------     --------
Net cash provided by (used in) operating
  activities                                            624          467      (3,052)       (1,358)
Cash flows from investing activities
 Acquisition of Compendit, net of cash                 (556)           -      (5,676)       (3,150)
 Note receivable to affiliate                           -            (50)          -           (50)
 Investment in affiliate                                  -       (2,000)          -        (2,000)
 Decrease in marketable securities                     (821)       6,375       2,334        12,734
Purchases of property and equipment                    (157)         (25)       (410)         (162)
                                                   ---------    ---------   ---------    ---------
Net cash provided by (used in) investing
  activities                                         (1,534)       4,300      (3,752)        7,372
Cash flows from financing activities
  Proceeds from stock option and purchase  plans         93          156         415           202
Dividends paid                                            -      (17,375)          -       (17,375)
                                                   ---------    ---------   ---------    ---------
Net cash provided by (used in) financing
  activities                                             93      (17,219)        415       (17,173)
                                                   ---------    ---------   ---------    ---------
Effect of changes in exchange rates on cash             (46)        (118)         85          (187)
Increase (decrease) in cash and cash
  equivalents                                          (863)     (12,570)     (6,304)      (11,346)
Cash and cash equivalents, beg. of period            18,630       22,041      24,071        20,817
                                                   ---------    ---------   ---------    ---------
Cash and cash equivalents, end of period          $  17,767    $   9,471   $  17,767    $    9,471
                                                   =========    =========   =========    =========




                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                                 June 30, 2005

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Inforte's annual report on Form 10-K (File No. 000-29239). The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2) DILUTED EARNINGS PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Stock options and restricted shares totaling 275,618 were excluded from the calculation of diluted earnings per common share for the six months ending June 30, 2005 because Inforte recorded a net loss for that period.



                                               Three Months Ended                  Six Months Ended
                                                    June 30,                            June 30,
                                         --------------------------           --------------------------
                                            2004            2005                  2004            2005
                                         --------------------------           --------------------------
                                                (Unaudited)                          (Unaudited)


   Basic weighted average shares          11,028,541     11,234,269             11,009,307     11,183,550
  Effect of dilutive stock options
   and contingently issuable shares         356,624        477,139                346,695              -
                                         -------------------------             -------------------------
  Diluted common and common
   equivalent shares                     11,385,165     11,711,408             11,356,002     11,183,550
                                         =========================             =========================


(3) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive loss was $15,752 for the three months ended June 30, 2004 and total comprehensive income was $260,723 for the three months ended June 30, 2005. Total comprehensive income was $628,302 for the six months ended June 30, 2004 and total comprehensive loss was $688,760 for the six months ended June 30, 2005.



(4) CONTINGENCIES
Inforte; Philip S. Bligh, Inforte's Chairman of the Board; and Stephen C.P. Mack and Nick Padgett, each a former executive officer of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal

Court in the Southern District of New York (the "Case"). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "Multiple IPO Litigation"). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte's initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under Section 11 of the Securities Act of 1933.

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


(5) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte's European operations had $2,463,860 and $3,139,965 of revenues for the three months ending June 30, 2004 and 2005, respectively, and $4,411,594 and $5,860,966 of revenues for the six months ending June 30, 2004 and 2005, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker; therefore, Inforte has not disclosed asset information for each operating segment or geographical location.


(6) STOCK BASED COMPENSATION
Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options. Stock-based compensation expense of $101,000 was recognized in the quarter ending June 30, 2004, $37,000 of which was related to option grants related to the acquisition of COMPENDIT, Inc. ("COMPENDIT") and $64,000 was related to grants of restricted stock. During the first six months of 2004 we recognized a stock-based compensation expense of $161,000, $97,000 which was related to the COMPENDIT acquisition and $64,000 was related to grants of restricted stock. Stock-based compensation expense of $238,000 was recognized in the quarter ending June 30, 2005, $39,000 of which was related to common stock grants and $199,000 was related to grants of restricted stock. Stock-based compensation expense was $642,000 in the first six months of 2005, $417,000 of which was related to common stock grants, $212,000 was related to grants of restricted stock and $14,000 was related to stock options grants. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and six months ended June 30, 2004 and 2005, net income and net income per share would have been as follows:




                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                         ------------------------    ------------------------
                                            2004          2005          2004          2005
                                         ----------    ----------    ----------    ----------
                                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Net income, as reported                  $   195,704     $ 454,230   $  710,221   $  (315,637)
Add: Stock-based compensation expense
   recorded, net of related tax effects      100,509            -       161,000        13,637
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects (1)                (1,298,621)      162,194   (2,644,926)      233,161

Pro forma net income (loss)              $(1,002,408)    $ 616,424  $(1,773,970)  $   (68,838)
                                          ==========    ==========   ==========    ==========

Net income, per share:
   Basic -- as reported                         0.02          0.04         0.06         (0.03)
                                          ==========    ==========   ==========    ==========
   Basic -- pro forma                          (0.09)         0.05        (0.16)        (0.01)
                                          ==========    ==========   ==========    ==========
   Diluted -- as reported                       0.02          0.04         0.06         (0.03)
                                          ==========    ==========   ==========    ==========
   Diluted -- pro forma                        (0.09)         0.05        (0.16)        (0.01)
                                          ==========    ==========   ==========    ==========


     (1) Total stock-based compensation, under the fair value based method for the three and six months ending June 30, 2005, is a net benefit due to a reversal of previously expensed amounts related to stock options canceled in the first half of 2005 due to the capital restructuring plan executed in March 2005 and certain other arrangements with individual employees executed in April 2005.



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

(8)INVESTMENT IN AFFILIATE
Inforte has entered into a Limited Liability Company Agreement of PROVANSIS LLC An Inforte Company (PROVANSIS), dated May 20, 2005, by and among Inforte, Primary Knowledge, Inc. (PKI), and Mr. Ronald Meyer.

Pursuant to the Agreement, Inforte, PKI and Mr. Meyer, the Chief Executive Officer of the newly formed entity, will be members in PROVANSIS LLC An Inforte Company, a Delaware limited liability company. Initially, Inforte will contribute $2,000,000 in cash for a 19% membership interest. For an initial 76% membership interest, PKI will contribute to PROVANSIS the right to market, on an exclusive basis, processing rights to use certain licensed technology in connection with the underwriting of applications for term life insurance, and will present to PROVANSIS, on an exclusive basis, new technology using prescription data that may be developed by PKI or an affiliate of PKI. The remaining 5% of membership interest is owned by Mr. Meyer.

As of June 30, 2005 Inforte recorded the initial contribution of $2,000,000 as a non-current asset on the Consolidated Balance Sheet. Under the terms of the investment agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Profits or losses of the investee for the three months ending June 30, 2005 were immaterial and were not included in Inforte's statement of operations.

Inforte has two options to acquire from PKI, for an additional $2,000,000 cash, membership interests in PROVANSIS sufficient to give Inforte a 51% interest in PROVANSIS. Under Inforte's first option, which expires November 21, 2005, Inforte, at its election, could acquire from PKI, for $1,000,000 cash, membership interests sufficient to give Inforte a 35% interest in PROVANSIS. Under Inforte's second option, which expires February 20, 2006 and may be exercised only after exercise of the first option, Inforte, at its election, could acquire from PKI, for another $1,000,000 cash, membership interests sufficient to give Inforte a 51% interest.

If Inforte does not exercise its options to acquire majority control, PROVANSIS's right to market certain processing services will become non-exclusive, as will PROVANSIS's right to certain new technology developed by PKI. In addition, if Inforte does not exercise both of its options, PKI will have the right to buy out Inforte's interest in PROVANSIS for an amount equal to the greater of (i) $2,000,000 plus any amount paid in connection with Inforte's options or (ii) Inforte's capital account balance.

Generally, the economic benefits of PROVANSIS will be allocated in accordance with the respective membership interests of PROVANSIS's members. As of June 30, 2005 the only owners of membership interests were PKI, Inforte and Mr. Meyer and the respective ownership percentages as of that date were 76%, 19% and 5%, respectively.

Subject to terms and conditions, Inforte will be obligated to advance certain unsecured working capital loans to PROVANSIS at an interest rate equal to the prime rate, payable generally from 70% of available cash flow, if any, of PROVANSIS. As of June 30, 2005 Inforte has provided PROVANSIS with $50,000 of such loans presented on the Consolidated Balance Sheet as Prepaid expenses and other current assets.

Inforte will provide services to PROVANSIS, including, but not limited to, accounting, human resources and information technology services. Inforte will charge PROVANSIS for such services at cost plus 25%. As of June 30, 2005 Inforte has billed PROVANSIS $1,000 for services provided in the second quarter of 2005.

The full text of the agreement is attached as an exhibit to the Form 10-Q for the quarterly period ended June 30, 2005.

(9) RESTRUCTURING
During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of Chicago facilities consist of contractual rental commitments for office space being vacated and unamortized leasehold improvements related to this space less estimated sublease income. The total reduction of office space resulting from this consolidation of our Chicago office space was approximately 17,770 square feet, all of which were vacated as of December 31, 2001. Total charges related to this reduction of office space in 2002 were $605,062 and there was a reversal of previously recognized losses of $145,978 in 2003. These charges as well as the loss reversal were recorded as a component of Management and Administrative expenses in the 2002 and 2003 Consolidated Statement of Operations. At June 30, 2004 and 2005 the Company recorded $418,564 and $182,932, respectively, as accrued expenses on the Consolidated Balance Sheet.

Charges for this restructuring for the three months ended June 30, 2004 and 2005 were as follows:


3 months ended June 30, 2004    Balance 03/31/04      Expense        Cash payments    Adjustments     Balance 06/30/04
Lease termination                $    489,268         $  -           $ (70,704)       $ -              $ 418,564
3 months ended June 30, 2005    Balance 03/31/05      Expense        Cash payments    Adjustments     Balance 06/30/05
Lease termination                $    219,150         $  -           $ (36,218)       $ -              $ 182,932

In October 2004, Inforte's executive team authorized a plan to consolidate office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of office space was approximately 43,881 square feet at the time the plan was executed. On July 1, 2005 one of the original lease agreements was amended to reduce total abandoned office space to 27,341 square feet. Total charges related to this reduction of space are still estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed.

Charges for this restructuring for the three months ended June 30,2005 were as follows:


3 months ended June 30, 2005    Balance 03/31/05      Expense        Cash payments    Adjustments     Balance 06/30/05
Lease termination                $    1,606,788       $  -           $ (297,261)      $         -      $ 1,309,527


(10) CAPITAL RESTRUCTURING AND CASH DISTRIBUTION TO STOCKHOLDERS
On January 27, 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included (1) a special one-time dividend of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total cash consideration, including applicable payroll taxes, of $848,000, of which $292,000 was charged to project personnel and related expenses, $119,000 to sales and marketing expenses, $8,000 to recruiting, retention, and training expenses and $429,000 was charged to management and administrative expenses. Further, 707,112 options were exchanged for 310,394 shares of restricted stock and the related prorated compensation expense charged in the first and second quarters 2005 was $13,000 and $110,000, respectively. The total non-cash compensation expense related to the restricted stock grants will be expensed ratably over a four-year period as the stock vests over a four-year period, starting on the grant date of March 21, 2005. The maximum total compensation charges associated with the restricted stock grants are $358,000, $459,000, $459,000, $459,000 and $101,000 for the years ending
2005, 2006, 2007, 2008 and 2009, respectively.

Inforte also paid $90,000 in professional fees associated with the implementation of the capital restructuring plan. Inforte granted common stock to employees who had unexercised vested stock options as of the dividend payment date. The total compensation expense related to these common stock grants was $378,000 and was recorded as part of management and administrative expenses on the statement of operations for the first quarter of 2005. On April 20, 2005 Inforte issued 106,586 shares of common stock related to this grant.

On March 21, 2005, Inforte announced that the record date for Inforte stockholders for the previously declared special one-time cash distribution of $1.50 per share of common stock would be the close of business on Tuesday, April 5, 2005. Total cash payable to eligible stockholders of $17.4 million was recorded as a liability as of March 31, 2005 and allocated to retained earnings and additional paid-in capital. The one-time cash distribution to stockholders was made on April 15, 2005.

(11) INCOME TAXES
Inforte has deferred tax assets which have arisen primarily as a result of foreign tax credits related to taxes paid in 2002 and 2003 in the United Kingdom, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining Inforte's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As of June 30, 2005 based on historical performance and future projections of taxable income in the jurisdictions where Inforte and its affiliates operate all deferred tax assets were deemed realizable and therefore no valuation allowance was recorded. Inforte's effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, recording of a valuation allowance and as a result of acquisitions.

(12)SUBSEQUENT EVENT
On July 15, 2005 Inforte acquired all of the outstanding shares of capital stock of GTS Consulting, Inc. ("GTS"), a marketing analytics services provider based in Atlanta, Georgia. Under the terms of the stock purchase agreement, Inforte paid $2.121 million in cash at closing for all of the outstanding shares of capital stock of GTS. As part of the purchase price, Inforte will pay Dr. Glenn Stoops, the owner of all of the outstanding GTS capital stock, an additional $1 million, payable in installments of $500,000 on the first anniversary date of the closing and $500,000 on the second anniversary date. Depending on GTS's achievement during the 12-month period following the closing of certain revenue levels per customer or of aggregate revenue, Inforte will be further obligated to pay Dr. Stoops an additional $1 million, payable in installments of $500,000 on the third and fourth anniversary dates of the closing, respectively. Post-closing payments to Dr. Stoops under the stock purchase agreement will be made 80% in cash and 20% in unregistered common stock of Inforte, subject to contractual restrictions on resale of such stock by Dr. Stoops for two years after its receipt.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match resources with the demand during a period where information technology spending is not strong and when worldwide economic and geopolitical uncertainty is high; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals;
(iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while competing with their professional services organizations;
(vi) compete with emerging alternative economic models for delivery, such as offshore development; (vii) effectively integrate acquired businesses; (viii) identify and successfully offer the solutions that clients demand; (ix) effectively compete with larger and established competitors; (x) retain significant clients and collect sizeable accounts receivable; and (xi) implement legislative and regulatory requirements in a timely and cost efficient manner, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

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

Our revenue is derived almost entirely through the performance of professional services. The majority of our services are performed on a time and materials basis; however, we also perform services on a fixed-price basis if this structure best fits out clients' preferences or the requirements of the project. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days. This work enables us to determine with our clients the scope of successive phases of work. These successive phases of work can be additional strategy phases, or phases for technology design and implementation, and generally last three to nine months. If a project is to be performed on a fixed price basis, the fixed price is based upon estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We ask clients to pay 10% to 50% of our fixed price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:


                                                    % of Net Revenue       % of Net Revenue
                                                   Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                    2004     2005             2004     2005
                                                    -----    -----           -----    -----
Revenues
  Revenue before reimbursements (net revenue)       100.0%   100.0%          100.0%   100.0%
  Reimbursements                                     15.0     11.2            14.2     10.8
                                                    -----    -----           -----    -----
Total Revenue                                       115.0    111.2           114.2    110.8
                                                    -----    -----           -----    -----

Operating expenses:
Project personnel and related expenses               59.9     54.3            56.3     60.1
Reimbursements                                       15.0     11.2            14.2      7.1
Sales and marketing                                  11.6      7.1            11.4     10.8
Recruiting, retention and training                    3.1      2.7             3.2      2.5
Management and administrative                        24.9     30.2            26.0     35.7
                                                     ----     ----            ----     ----
Total operating expenses *                          114.6    105.5           111.2    116.2
                                                    -----    -----           -----    -----
Operating income (loss)                               0.4      5.7             3.0     (5.4)
Interest income, net and other                        2.3      2.0             2.2      2.5
                                                     ----     ----            ----     ----
Pretax income (loss)                                  2.7      7.7             5.2     (2.9)
Income tax expense (benefit)                          1.1      3.1             2.1     (1.2)
                                                      ---      ---             ---      ---
Net income (loss)                                     1.6%     4.6%            3.1%    (1.7)%
                                                      ====     ====            ====    ======


*Total operating expenses,
  excluding reimbursements                           99.6%    94.3%           97.0%   105.4%

                NON-GAAP SUPPLEMENTAL INFORMATION (UNAUDITED) (1)
                            STATEMENTS OF OPERATIONS
                         (000's, except per share data)

                                                               % of Net Revenue
                                                               Six Months Ended
                                                                   June 30,
                                                                 2004      2005
                                                                -----     -----
Revenues
  Revenue before reimbursements (net revenue)                   100.0%    100.0%
  Reimbursements                                                 14.2      10.8
                                                                -----     -----
Total Revenue                                                   114.2     110.8
                                                                -----     -----

Operating expenses:
Project personnel and related expenses                           56.3      58.5
Reimbursements                                                   14.2      10.8
Sales and marketing                                              11.4       6.4
Recruiting, retention and training                                3.2       2.5
Management and administrative                                    26.0      30.9
                                                                 ----      ----
Total operating expenses                                        111.2     109.1
                                                                -----     -----
Operating income (loss)                                           3.0       1.7
Interest income, net and other                                    2.2       2.5
                                                                 ----      ----
Pretax income                                                     5.2       4.2
Income tax expense                                                2.1       1.6
                                                                  ---      ----
Net income                                                        3.1%      2.6%
                                                                  ====     =====


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

Six and three months ended June 30, 2004 and 2005
-------------------------------------------------

Net revenue. Net revenue excludes reimbursable expenses that are billed to our clients. Net revenue decreased 18% to $9.8 million for the quarter ended June 30, 2005 from $12.0 million for the quarter ended June 30, 2004. We attribute this decrease in revenues to lower demand for services in some of our competencies as well as to winding down of project engagements with significant clients. For the quarter ended June 30, 2005, we had 35 significant clients with each of these clients contributing, on average, $1.1 million to revenue on an annualized basis. For the quarter ended June 30, 2004, we had 30 significant clients with each of these clients contributing, on average, $1.6 million to revenue on an annualized basis. Sequentially, net revenue increased 13% to $9.8 million in the June 2005 quarter from $8.7 million in the March 2005 quarter.

Project personnel and related expenses. Project personnel and related expenses consist of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses dropped 26% to $5.3 million for the quarter ended June 30, 2005 from $7.2 million for the quarter ended June 30, 2004. Year to date, project personnel and related expenses were $11.1 million, a 13% drop from $12.8 million for the first six months of 2004. These decreases resulted from a decline in consulting headcount offset by increased compensation expense due to the buyout of stock options in the first quarter of 2004. Total costs associated with the buyout of stock options were $292,000 in the six months ended June 30, 2005. Excluding these one-time charges, project personnel and related expenses for the first six months of 2005 were $10.8 million or 58.5% of net revenue. We employed 170 consultants on June 30, 2005, down from

257 one year earlier. This decrease of 87 chargeable consultants was due to actions to realign personnel to different service offerings. Project personnel and related expenses represented 54.3% of net revenue for the quarter ended June 30, 2005, down from 59.9% for the quarter ended June 30, 2005, as revenue decreased at a slower rate than project personnel and related expenses did. Project personnel and related expenses for the six months ended June 30, 2005 represented 60.1% of net revenue up from 56.3% in the prior year period as project personnel and related expenses decreased at a slower rate than revenue did, due to the costs associated with the buyout of stock options mentioned earlier.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the marketing and sales groups and costs to execute marketing programs. Sales and marketing expenses decreased 50% to $0.7 million, or 7.1% of net revenue, for the quarter ended June 30, 2005 from $1.4 million, or 11.6% of net revenue, in quarter ended June 30, 2004. This decrease is due to a reduction in sales and marketing headcount and a reduction in incentive bonuses, partially offset by intensified marketing activities. Sales and marketing expenses decreased by 50% to $1.3 million for the six months ended June 30, 2005 from $2.6 million for the six months ended June 30, 2004. Year to date, sales and marketing expenses were 7.1% of net revenue compared to 11.4% in the prior year period. Total costs associated with the buyout of stock options were $119,000 in the first six months of 2005. Excluding these one-time charges, sales and marketing expenses were $1.2 million or 6.4% of net revenue.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources activities; costs to recruit new employees; costs of human resource programs; and training costs. These expenses decreased 29% to $262,000 for the quarter ended June 30, 2005 from $370,000 for the quarter ended June 30, 2004. As a percent of net revenue, these costs decreased to 2.7% in the quarter ended June 30, 2005 from 3.1% in the quarter ended June 30, 2004. The decrease in spending results primarily from lower recruiting costs due to a decline in the number of personnel recruited and less human resources spending due to lower company-wide headcount. Total headcount was 212 as of June 30, 2005 and 305 as of June 30, 2004.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses were at $3.0 million for the quarters ended June 30, 2005 and 2004. As a percent of net revenue, management and administrative expenses were 30.2% for the quarter ended June 30, 2005, up from 24.9% for the quarter ended June 30, 2004, as management and administrative expenses remained at the same level and net revenue declined. Management and administrative expenses for the three months ending June 30, 2005 remained at the same 2004 level as increased compensation related to restricted stock grants as well as higher professional services fees were offset by savings resulting from the office space restructuring plan. Higher professional service fees were fees primarily related to ad hoc tax and Sarbanes Oxley Act implementation related projects.

Year to date, management and administrative expenses increased 12% to $6.6 million for the six months ended June 30, 2005 from $5.9 million for the six months ended June 30, 2004. As a percent of revenue, management and administrative expenses increased to 35.7% for the six months ended June 30, 2005 from 26.0% for the six months ended June 30, 2004. Total costs associated with the capital restructuring plan were $897,000 in the first six months of 2005. Excluding these one-time charges, management and administrative expenses were $5.7 million or 30.9% of net revenue. There were also additional legal and finance costs for the implementation of the requirements of the Sarbanes-Oxley Act. Management and administrative employees were 23 and 29 as of June 30, 2005 and June 30, 2004, respectively.

Interest income, net and other. During the quarter ended June 30, 2005, interest income, net and other, was $196,000, down from $272,000 for the quarter ended June 30, 2004. Year to date interest income, net and other was $457,000, down from $506,000 for the same period in 2004. These declines in investment earnings were due to the impact of lower average cash balances offset partially by the reinvestment of matured securities into similar type securities at higher market interest yields. We expect interest income, net and other, to decline further to around $150,000 in the third quarter of 2005 due to lower cash balances as of the end of the second quarter of 2005 relative to prior quarters. The decline in cash and investments balances is primarily a result of the payment of dividends of $17.4 million in April 2005, combined with the cash resources invested in PROVANSIS of $2.0 million in May 2005.

Income tax expense. Inforte's effective tax rate for the June 30, 2005 quarter was 40.1% compared to a rate of 40.0% for the June 30, 2004 quarter. The effective tax rate of 40% in the second quarters of 2005 and 2004 approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes. Year to date effective tax rate was 40.7% compared to 40.0% for the same period in 2004.

Liquidity and capital resources. Cash and cash equivalents decreased from $22.0 million on March 31, 2005 to $9.5 million on June 30, 2005. Short-term marketable securities decreased from $24.0 million to $20.0 million over the same period. Long-term marketable securities decreased from $6.1 million to $3.5 million during the second quarter of 2005. In total, cash and cash equivalents, short-term and long-term marketable securities dropped to $33.0 million on June 30, 2005 compared to $52.2 million on March 31, 2005. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the June 2005 quarter, Inforte"s cash flow from operations was $467,000. This resulted primarily from an increase in accrued expenses of $616,000, a decrease in interest receivable on investment securities of $138,000, an increase in income taxes payable of $112,000, net income of $454,000 and net non-cash charges of $781,000, including $302,000 of depreciation and amortization, primarily offset by an increase in accounts receivable of $1.1 million and a decrease in both accounts payable and accrued loss on disposal of leased property of $296,000 and $333,000, respectively.

Additionally, financing activities resulted in a cash outflow of $17.2 million which was a result of the dividend payout of $17.4 million, offset partially by $156,000 of inflows related to exercises of equity grants by employees.

Net cash provided by investing activities for the three months ending June 30, 2005 was $4.3 million and resulted primarily from conversions of marketable securities into cash of $6.4 million, partially offset by Inforte's investment in PROVANSIS LLC of $2 million.

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

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002, the entire amount authorized was repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchases as of June 30, 2005. As of June 30, 2005, the public float (shares not held by executive officers and directors) totaled 7.8 million shares or 67% of total outstanding shares.

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

As of June 30, 2005, Inforte had a total of $3.2 million in deferred business acquisition obligations payable in cash in January 2006. The first installment of the deferred business acquisition payment of $3.2 million was paid out in January 2005. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, primarily from the cash generated from the operations of the acquired business. In addition to the purchase price obligation for the COMPENDIT acquisition, Inforte assumed two operating leases from COMPENDIT, related to office space.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.


-------------------------------------------------------------------------------------------------------------------
                                                Payments Due by Period (in thousands)
Contractual Obligations
-------------------------------------------------------------------------------------------------------------------
                                                        Total    Q3-Q4 2005        2006           2007        2008
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                              0             0           0              0           0
Capital lease obligations                                   0             0           0              0           0
Operating leases                                        3,956         1,427         980            302         247
Unconditional purchase obligations                          0             0           0              0           0
Other long-term obligations                                 0             0           0              0           0
Total contractual cash obligations                      3,956         1,427         980            302         247
-------------------------------------------------------------------------------------------------------------------

Inforte has several sublease agreements for unused office space located in Chicago and Irvine, California. Total rent receivable on these sublease contracts is $380,392 for the remaining months of 2005 and $490,701, $111,368 and $67,180 for and the years 2006, 2007 and 2008, respectively.

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

Stock compensation. At June 30, 2005, Inforte has three stock-based employee compensation plans. We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options issued to employees. All options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for the option grants related to the acquisition of COMPENDIT.

In January 2005 Inforte announced a capital restructuring plan that included an offer to Inforte's employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. In the case where eligible employees had elected to cancel their options and receive cash, Inforte recognized the related compensation expense at the time when the offer was made, February 9, 2005. On the date of the offer, February 9, 2005, the maximum cash settlement amount was accrued as a liability. For the options where the cash offer was later accepted, the liability was settled with the cash payment. The cash offer was not declined for any of the eligible options. In the alternative case when employees elected to cancel their options and receive restricted stock, the total non-cash compensation expense would be expensed ratably over a four-year period. This amount would be expensed over four years because the stock would vest over a four-year period, starting in the first quarter of 2005. The options in this category were subject to variable accounting treatment from the date of the offer until the offer was accepted. Those options for which the restricted stock offer had been declined were immediately vested and would continue to be subject to variable accounting treatment thereafter until those options would be exercised or cancelled or expire unexercised or until after January 1, 2006 when we adopt SFAS 123(r). Variable accounting treatment means that the value of each option will be measured and adjusted each reporting period based on the intrinsic value of the option in the reporting period. Employees with unexercised vested options after the one-time distribution with a strike price less than $9.00 were granted common stock as compensation for the estimated loss in option value due to the one-time distribution. On April 20, 2005 Inforte issued 106,586 such shares.

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

Restructuring and other related charges. SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. In October 2004, Inforte's executive team authorized a plan to reduce its office space to better align with its space needs. These steps included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our office space was approximately 43,881 square feet at the time the plan was executed. On July 1, 2005 one of the original lease agreements was amended to reduce total abandoned office space to 27,341 square feet. Total charges related to this reduction of space are still estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed. If we vacate additional space, if future sub-lease income is less than estimated, if we buy-out of leases or if we are unable to sublease our vacated space, additional charges or credits in future periods will be necessary.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 15, 2005. Inforte expects to adopt SFAS No. 123R on January 1, 2006, using the Statement's modified prospective application method. Adoption of SFAS No. 123R will not affect Inforte's cash flows or financial position, but it will reduce, although not materially, reported income and earnings per share because Inforte currently uses the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense is recognized, in the second quarter of 2005, for share purchase rights granted under the Inforte's employee stock option and employee share purchase plans. After the implementation of the capital restructuring plan, Inforte has significantly reduced its exposure to option expensing reducing options outstanding from 2.6 million at the end of 2004 to 706,000 at the end of the second quarter of 2005. The maximum estimated total expenses related to unvested outstanding stock options at the time we adopt SFAS 123R, January 1, 2006, are $50,000.

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

In the first quarter of 2005 Inforte's board of directors approved a capital restructuring plan that, among other things, offered employees the opportunity to convert certain stock options to restricted stock and to cash out other options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total consideration of $848,000 and 707,112 options were exchanged for 310,394 shares of restricted stock. As a result of this restructuring plan, total outstanding options were reduced from 2.6 million at December 31, 2004 to approximately 706,000 as of June 30, 2005. Inforte intends to favor restricted stock grants over stock options in the future. These actions could reduce net income per share and may cause Inforte to become unprofitable.

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

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the second quarter of 2005 our five largest clients accounted for 33% of net revenue and our ten largest clients accounted for 56% of net revenue. In the same quarter we had no clients contributing more than 10% of net revenue for the year. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock. Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. In February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. In 2003, our net revenue declined sequentially for the first three quarters of the year. We believe our traditional seasonal pattern was overwhelmed by geopolitical events that took place early in 2003, the most notable of these events being the war in Iraq. In the beginning of 2004 there was increased demand due to our development of new service offerings and a general pick-up in the economy; the third and fourth quarter of 2004 were impacted by normal seasonal effects and the commoditization of one of our service offerings. In the first quarter of 2005 demand for one of our service offerings declined again and out net revenue dropped. The increase in our second quarter revenue was due to an increase in the demand for one of our service offerings, which more than offset the decline in the demand for another of our other practice areas. This existence of seasonal, cyclical and service offering effects makes it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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


Our expansion and growth internationally could negatively affect our business. For the quarter ending June 30, 2005, our international net revenue was 32% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. These risk factors, among others not cited here, may negatively impact our business.


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


We may not be able to integrate successfully the business of recently acquired companies with Inforte's business. While we believe that acquisition deals enhance our ability to offer analytics and business intelligence solutions to our customers, acquired businesses may not be integrated successfully. This could lead to the loss of key employees, customers or service partners or other negative impacts. Failure to integrate newly acquired businesses successfully could result in an inability to maintain revenue levels or to realize certain synergies of the acquisition, which, in turn, may negatively impact our operating results.

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

If confidential personal data is lost, destroyed or mishandled in a way giving access to unauthorized users, Inforte, and its affiliate companies may suffer as a result of negative publicity and legal action against the company. Some of Inforte's affiliate companies are directly involved in processing and transfer of significant quantities of confidential personal data. Even if Inforte and its affiliate companies are following strict procedures and guidelines for protection of confidential personal data from unauthorized use, a possible breach of security could result in liability for Inforte or its affiliate companies.


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


RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK


Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance. Inforte's average trading volume during the second quarter of 2005 averaged approximately 62,000 shares per day. On any particular day, Inforte's trading volume can be less than 2,000 shares, increasing the potential for volatile stock prices.


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


Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of June 30, 2005 our executive officers and directors beneficially own over 33% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:


o Philip S. Bligh 20.0%
o Stephen C.P. Mack 10.6%


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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Inforte; Philip S. Bligh, Inforte's Chairman of the Board; and Stephen C.P. Mack and Nick Padgett, each a former executive officer of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the "Case"). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers' initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the "Multiple IPO Litigation"). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte's initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys' and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff's case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff's purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff's claim under
Section 11 of the Securities Act of 1933.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits


(a)      Exhibits

       Exhibit Number   Exhibit

            10.12 Limited Liability Company Agreement of PROVANSIS LLC An Inforte Company, dated May 20, 2005.

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




                                                      Inforte Corp.

                                          By:     /s/ Nick Heyes
August 15, 2005                              ---------------------------------
                                                      Nick Heyes,
                                                  Chief Financial Officer