Form 10-Q
period 2005-09-30
INFORTE CORP
filed 2005-11-14
CIK 1099944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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



The number of shares outstanding of the Registrant's Common Stock as of September 30, 2005 was 11,892,039.

                                  INFORTE CORP.

                                      INDEX


                                                                        Page No.
                                                                        -------

PART I.        Financial Information

Item 1.        Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets - September 30, 2004,
               December 31, 2004, March 31, 2005, June 30, 2005,
               September 30, 2005                                            1

               Consolidated Statements of Operations - Three and Nine
               Months Ended September 30, 2004 and 2005                      2

               Consolidated Statements of Cash Flows - Three and Nine
               Months Ended September 30, 2004 and 2005                      3

               Notes to Consolidated Financial Statements                 4-10

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10-24

Item 3.        Qualitative and Quantitative Disclosure about Market Risk    24

Item 4.        Controls and Procedures                                      25

PART II.       Other Information

Item 1.        Legal Proceedings                                            25

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds  26

Item 3.        Defaults of Senior Securities                                26

Item 4.        Submission of Matters to a Vote of Security Holders          26

Item 5.        Other Information                                            26

Item 6.        Exhibits                                                     27

Signature                                                                   28

Exhibit 10.13  Stock Purchase Agreement, Dated July 15, 2005             29-69

Exhibit 10.14  Lease Agreement, Dated August 19, 2005                   70-117

Exhibit 31.1   Section 302 Certification of the Chief Executive Officer    118

Exhibit 31.2   Section 302 Certification of the Chief Financial Officer    119

Exhibit 32     Section 906 Certification of the Chief Executive Officer
               and Chief Financial Officer                                 120

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                                    INFORTE CORP.
                                             CONSOLIDATED BALANCE SHEETS
                                                     (000's)

                                                            SEPT 30,     DEC 31,     MAR 31,    JUNE 30,    SEPT 30,
                                                              2004        2004        2005        2005        2005
                                                            --------     --------    --------   --------    --------
                                                          (Unaudited)  (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                               $  18,889    $  20,817   $  22,041   $   9,471   $  12,107
  Short-term marketable securities                           25,457       24,657      24,036      20,022      18,996
  Accounts receivable                                         7,469        7,491       6,760       7,875       8,707
  Allowance for doubtful accounts                              (500)        (450)       (450)       (450)       (450)
                                                           --------     --------    --------    --------      --------
  Accounts receivable, net                                    6,969        7,041       6,310       7,425       8,257
  Note receivable from affiliate                                  -            -           -           -         429
  Prepaid expenses and other current assets                     985          875       1,163       1,212       1,066
  Interest receivable on investment Securities                  389          383         399         261         204
  Deferred income taxes                                         622        2,662       2,424       1,053       1,073
  Income taxes recoverable                                      501        1,025       1,042       1,013         218
                                                           --------     --------    --------    --------      --------
          Total current assets                               53,812       57,460      57,415      40,457      42,350

Computers, purchased software and property                    3,113        3,218       2,642       2,602       2,111
Less accumulated depreciation and amortization                1,907        2,125       1,623       1,754       1,091
                                                           --------     --------    --------    --------      --------
Computers, purchased software and property, net               1,206        1,093       1,019         848       1,020

Long-term marketable securities                              14,136       12,106       6,086       3,543         492
Intangible assets                                                38            -           -           -          64
Goodwill                                                     11,737       11,726      11,726      11,726      14,307
Deferred income taxes                                           295          207         366       1,495       1,565
Investment in affiliate                                           -            -           -       2,000       1,924

                                                           --------     --------    --------    --------    --------
          Total assets                                    $  81,224   $   82,592   $  76,612   $  60,069   $  61,722
                                                           ========     ========    ========    ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $     995   $      756   $     710   $     413   $     666
  Income taxes payable                                            -        1,309         148         260         359
  Accrued expenses                                            2,738        2,364       2,274       2,890       3,012
  Accrued loss on disposal of leased property                   346        2,278       1,826       1,492       1,106
  Current portion of deferred acquisition payments            3,150        3,150       3,150       3,150       3,650
  Dividends declared                                              -            -      17,375           -           -
  Deferred revenue                                            2,209        1,667       1,085       1,166       1,084
                                                           --------     --------    --------    --------    --------
          Total current liabilities                           9,438       11,524      26,568       9,371       9,877

Non current liabilities:
  Non-current portion of deferred acquisition payment         3,150        3,150           -           -         500
Stockholders' equity:
  Common stock, $0.001 par value
    authorized- 50,000,000 shares; issued and
    outstanding (net of treasury stock)- 11,892,039 as
    of Sept. 30, 2005                                            11           11          11          12          12
  Additional paid-in capital                                 80,384       80,652      74,015      74,170      74,168
  Cost of common stock in treasury (2,720,823 shares as
    of Sep. 30, 2005)                                       (24,997)     (24,997)    (24,997)    (24,997)    (24,997)
  Stock-based compensation                                      180          181         585         823       1,011
  Retained earnings                                          12,742       11,462           -         454         999
  Accumulated other comprehensive income                        316          609         430         236         152
                                                           --------     --------    --------    --------    --------
          Total stockholders' equity                         68,636       67,918      50,044      50,698      51,345
                                                           --------     --------    --------    --------    --------
         Total liabilities and stockholders' equity       $  81,224   $   82,592   $  76,612   $  60,069   $  61,722
                                                           ========     ========    ========    ========    ========

                 See notes to consolidated financial statements

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (000's, except per share data)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                 ------------------------      ------------------------
                                                     2004          2005          2004          2005
                                                 ----------    ----------      ----------    ----------
                                                 (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
Revenues:
  Revenue before reimbursements (net revenue)     $  11,516     $   9,711       $  34,160     $  28,160
  Reimbursements                                      1,675           922           4,886         2,912
                                                   --------      --------        --------      --------
Total revenues                                       13,191        10,633          39,046        31,072

Cost of services:
  Project personnel and related expenses              7,085         5,187          19,842        16,267
  Reimbursements                                      1,675           922           4,886         2,912
                                                   --------      --------        --------      --------
Total cost of services                                8,760         6,109          24,728        19,179
                                                   --------      --------        --------      --------
Gross profit                                          4,431         4,524          14,318        11,893

Other operating expenses:
  Sales and marketing                                 1,178           638           3,757         1,942
  Recruiting, retention and training                    370           324           1,104           785
  Management and administrative                       3,142         2,788           9,037         9,382
                                                   --------      --------        --------      --------
Total other operating expenses                        4,690         3,750          13,898        12,109
                                                   --------      --------        --------      --------
Operating income (loss)                                (259)          774             420          (216)
Loss on investment in affiliate                           -           (76)              -           (76)
Interest income, net and other                          267           214             772           671
                                                   --------      --------        --------      --------
Income before income tax                                  8           912           1,192           379
Income tax expense                                        3           367             476           150
                                                   --------      --------        --------      --------
Net income                                        $       5     $     545       $     716     $     229
                                                   ========      ========        ========      ========

Earnings per share:
-Basic                                            $    0.00     $    0.05       $    0.06     $    0.02
-Diluted                                          $    0.00     $    0.05       $    0.06     $    0.02

Weighted average common shares outstanding:
-Basic                                               11,056        11,260          11,030        11,209
-Diluted                                             11,183        11,694          11,302        11,516

                 See notes to consolidated financial statements

                                        INFORTE CORP.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (000's)

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -----------------------     ----------------------
                                                      2004         2005           2004         2005
                                                   ----------    ---------     ----------    ----------
                                                   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Cash flows from operating activities
Net income                                         $       5     $     545      $     716     $     229
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
  Depreciation and amortization                          435           293          1,216           979
  Loss on investment in affiliate                          -            76              -            76
  Stock based compensation                                19           188            180           830
  Deferred income taxes                                   48           (90)            74           231
Changes in operating assets and liabilities
   Accounts receivable                                 1,424          (722)          (464)       (1,106)
   Prepaid expenses and other current assets              84           158           (237)           (8)
   Unbilled revenue                                        -           463              -           463
   Accounts payable                                     (346)          (78)          (607)         (421)
   Income taxes                                          (41)          894         (1,142)         (143)
   Accrued expenses and other                           (650)         (264)        (1,823)         (524)
   Deferred revenue                                     (569)          (82)          (556)         (583)
                                                    --------      --------       --------      --------
Net cash provided by (used in) operating
   activities                                            409         1,381         (2,643)           23
Cash flows from investing activities
   Note receivable from affiliate                          -          (375)             -          (425)
   Investment in affiliate                                 -             -              -        (2,000)
   Acquisition of businesses, net of cash acquired        (1)       (2,177)        (5,677)       (5,327)
   Decrease in marketable securities                     981         3,981          3,315        16,715
   Purchases of property and equipment                  (431)         (116)          (841)         (278)
                                                    --------      --------       --------      --------
Net cash provided by (used in)
  investing activities                                   549         1,313         (3,203)        8,685
Cash flows from financing activities
   Proceeds from stock option and purchase plans         178             -            593           202
   Dividends                                               -             -              -       (17,375)
                                                    --------      --------       --------      --------
Net cash provided by (used in) financing
  activities                                             178             -            593       (17,173)
                                                    --------      --------       --------      --------
Effect of changes in exchange rates on cash              (14)          (58)            71          (245)
Increase (decrease) in cash and cash equivalents       1,122         2,636         (5,182)       (8,710)
Cash and cash equivalents, beginning of period        17,767         9,471         24,071        20,817
                                                    --------      --------       --------      --------
Cash and cash equivalents, end of period           $  18,889     $  12,107      $  18,889     $  12,107
                                                    ========      ========       ========      ========

                 See notes to consolidated financial statements

                   Notes to consolidated financial statements
                                   (Unaudited)
                               September 30, 2005

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. ("Inforte") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in Inforte's annual report on Form 10-K (File No. 000-29239). The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.


(2) DILUTED EARNINGS PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

                                               Three Months Ended                  Nine Months Ended
                                                 September 30,                       September 30,
                                         --------------------------           --------------------------
                                            2004            2005                  2004            2005
                                        --------------------------            --------------------------
                                                (Unaudited)                            (Unaudited)
   Basic weighted average shares          11,056,289     11,259,791             11,029,781     11,209,243
  Effect of dilutive stock options
   and contingently issuable shares          127,050        434,631                272,141        306,664
                                         --------------------------             -------------------------
  Diluted common and common
   equivalent shares                      11,183,340     11,694,422             11,301,922     11,515,907
                                         ==========================             =========================

(3) COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders' equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments, as components of comprehensive income. Total comprehensive income was $31,266 and $460,963 for the three months ended September 30, 2004 and 2005, respectively. Total comprehensive income was $659,568 for the nine months ended September 30, 2004 and total comprehensive loss was $227,797 for the nine months ended September 30, 2005.


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

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. In an order dated February 15, 2005, the Court certified settlement classes and class representatives and granted preliminary approval to the settlement contemplated by the MOU with certain modifications, including that the "bar order," or claims that would be barred by the settlement, be modified consistent with the Court's opinion. Amended settlement documents were subsequently presented to the Court and, on August 31, 2005, the Court entered an order approving the form, substance and program of notice of the settlement to class members and further set a hearing concerning the fairness of the settlement on April 26, 2006. Certain of the underwriters that are defendants in the lawsuit have appealed the Court's ruling granting class certification.


(5) SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte's services are delivered to clients in North America and Europe, and Inforte's long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte's European operations had $2,120,237 and $3,741,373 of revenues for the three months ending September 30, 2004 and 2005, respectively, and $6,531,831 and $9,602,339 of revenues for the nine months ending September 30, 2004 and 2005, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker; therefore, Inforte has not disclosed asset information for each operating segment or geographical location.


(6) STOCK BASED COMPENSATION
Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options. Stock-based compensation expense of $19,000 was recognized in the quarter ending September 30, 2004, $7,000 of which was related to option grants related to the acquisition of COMPENDIT, Inc. ("COMPENDIT") and $12,000 was related to grants of restricted stock. During the first nine months of 2004 we recognized a stock-based compensation expense of $180,000, $104,000 which was related to the COMPENDIT acquisition and $76,000 was related to grants of restricted stock. Stock-based compensation expense of $188,000 was recognized in the quarter ending September 30, 2005 all of which was related to grants of restricted stock. Stock-based compensation expense was $830,000 in the first nine months of 2005, $417,000 of which was related to common stock grants, $399,000 was related to grants of restricted stock and $14,000 was related to stock options grants. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and nine months ended September 30, 2004 and 2005, net income and net income per share would have been as follows:

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                               ------------------------    ------------------------
                                                   2004         2005          2004            2005
                                               ----------    ----------    ----------    ----------
                                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Net income, as reported                        $     5,020   $  544,947    $   715,241   $    229,311
Add: Stock-based compensation expense
   recorded, net of related tax effects             19,135            -        179,871         13,637
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects (1)                      (1,026,914)      (4,059)    (3,671,840)       229,102

Pro forma net income (loss)                    $(1,002,759)  $  540,888    $(2,776,728)  $    472,050
                                                ==========    =========     ==========    ===========
Net income, per share:
   Basic -- as reported                               0.00         0.05           0.06           0.02
                                                ==========    =========     ==========    ===========
   Basic -- pro forma                                (0.09)        0.05          (0.25)          0.04
                                                ==========    =========     ==========    ===========
   Diluted -- as reported                             0.00         0.05           0.06           0.02
                                                ==========    =========     ==========    ===========
   Diluted -- pro forma                              (0.09)        0.05          (0.25)          0.04
                                                ==========    =========     ==========    ===========

     (1) Total stock-based compensation, under the fair value based method for the nine months ending September 30, 2005, is a net benefit due to a reversal of previously expensed amounts related to stock options canceled in the first half of 2005 due to the capital restructuring plan executed in March 2005 and certain other arrangements with individual employees executed in April 2005.


(7) ACQUISITIONS

On July 15, 2005 Inforte acquired all of the outstanding shares of capital stock of GTS Consulting, Inc. ("GTS"), a marketing analytics services firm. Inforte paid $2.1 million in cash at closing. As part of the purchase price, Inforte will pay an additional $1 million, payable in two installments of $500,000 on the first and second anniversary date of the closing. Depending on GTS's achievement of certain revenue levels per customer or of aggregate revenue during the 12-month period following the closing, Inforte will be further obligated to pay an additional $1 million, payable in two installments of $500,000 on the third and fourth anniversary dates of the closing. All post-closing payments under the stock purchase agreement will be made 80% in cash and 20% in unregistered common stock of Inforte, subject to contractual restrictions on resale of such stock for two years after its receipt.

The unaudited consolidated financial statements reflect a total purchase price of $3.2 million, consisting of the following: (i) the payment of the initial cash consideration of $2.1 million, (ii) transaction costs of $0.1 million,
(iii) a deferred acquisition payment of $1 million payable in two installments, 80% cash and 20% unregistered common stock each, in July 2006 and July 2007. Under the purchase method of accounting, the purchase price is allocated to GTS' net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

Tangible assets:
   Cash and cash equivalents.......................   $    19,000
   Accounts receivable and other current assets....       582,000
   Property and equipment..........................       263,000
                                                       ----------
        Total tangible assets......................       864,000

Intangible assets:
   Goodwill and other intangible assets............     2,663,000
                                                       ----------
        Total assets...............................     3,527,000
                                                       ----------
Liabilities assumed:                                      331,000
                                                       ----------
        Net assets acquired........................   $ 3,196,000
                                                       ==========

Intangible assets of $82,000 were recorded at the date of the acquisition, of which $18,000 was charged as amortization in the third quarter of 2005. The acquisition has been treated as a purchase of assets and liabilities; therefore the intangible assets, including goodwill, are deductible for tax purposes.

On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing. An additional payment of $0.5 million was paid in cash in May 2004 based on a closing statement calculation of cash less transaction costs. The first installment of a supplementary cash amount of $3.2 million was paid in January 2005 and the second installment of $3.2 million will be paid in January 2006. This acquisition enhanced Inforte's ability to offer analytics and business intelligence solutions through COMPENDIT's services partnership with SAP.

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
                                                      ========

Intangible assets related to customer contracts existing as of the date of the acquisition of COMPENDIT were fully amortized as of December 31, 2004.

The following is a summary of total intangible assets and goodwill as of September 30, 2005 (in thousands except for amortization life):

                                  Gross         Accumulated      Net book      Weighted average
                                 carrying      amortization        value      amortization life
                                  amount                                           (months)
                               -----------    --------------    ----------    -----------------
Customer contracts,              $     209               145            64                   15
Goodwill,                           14,307                 -        14,307                  N/A
                               -----------    --------------    ----------    -----------------
Total                            $  14,516            $  145     $  14,371
                               ===========    ==============    ==========

Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill will not be amortized but will be tested for impairment at least annually.

Inforte and GTS had one contractual agreement prior to acquisition, according to which Inforte was a subcontractor on a client service engagement originally owned by GTS. All intercompany payables and receivables were eliminated at acquisition.

There were no historical transactions between Inforte and COMPENDIT.

(8)INVESTMENT IN AFFILIATE
Inforte has entered into a Limited Liability Company Agreement of PROVANSIS LLC An Inforte Company (PROVANSIS), dated May 20, 2005, by and among Inforte, Primary Knowledge, Inc. (PKI), and Mr. Ronald Meyer.

Pursuant to the Agreement, Inforte, PKI and Mr. Meyer, the Chief Executive Officer of the newly formed entity, are members in PROVANSIS LLC. Initially, Inforte contributed $2,000,000 in cash for a 19% membership interest. For an initial 76% membership interest, PKI contributed to PROVANSIS the right to market, on an exclusive basis, processing rights to use certain licensed technology in connection with the underwriting of applications for term life insurance, and has agreed to present to PROVANSIS, on an exclusive basis, new technology using prescription data that may be developed by PKI or an affiliate of PKI. The remaining 5% of membership interest is owned by Mr. Meyer. The ownership units transferred to Mr. Meyer vest over a period of 5 years. In the event that Mr. Meyer's employment with PROVANSIS is terminated for any reason, unvested units held by Mr. Meyer will be forfeited and returned to PROVANSIS. Further, vested units held by Mr. Meyer, will, at the option of PROVANSIS, be sold by Mr. Meyer to PROVANSIS.

As of September 30, 2005 Inforte recorded the initial contribution of $2,000,000 as a non-current asset on the Consolidated Balance Sheet. Under the terms of the Agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of the investee included in Inforte's statement of operations were $76,000 for the three months and nine months ending September 30, 2005.

Inforte has two options to acquire from PKI, for an additional $2,000,000 of cash, membership interests in PROVANSIS sufficient to give Inforte a 51% interest in PROVANSIS. Under Inforte's first option, which expires November 21, 2005, Inforte, at its election, could acquire from PKI, for $1,000,000 cash, membership interests sufficient to give Inforte a 35% interest in PROVANSIS. Under Inforte's second option, which expires February 20, 2006 and may be exercised only after exercise of the first option, Inforte, at its election, could acquire from PKI, for additional $1,000,000 cash, membership interests sufficient to give Inforte a 51% interest.

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

Generally, the economic benefits of PROVANSIS will be allocated in accordance with the respective membership interests of PROVANSIS's members. As of September 30, 2005 the only owners of membership interests were PKI, Inforte and Mr. Meyer and the respective ownership percentages as of that date were 76%, 19% and 5%, respectively.

Subject to terms and conditions, Inforte will be obligated to advance certain unsecured working capital loans to PROVANSIS at an interest rate equal to the prime rate, payable generally from 70% of available cash flow, if any, of PROVANSIS. As of September 30, 2005 Inforte has provided PROVANSIS with $429,000 of such loans presented on the Consolidated Balance Sheet as Note receivable from affiliate.

Inforte will provide services to PROVANSIS, including, but not limited to, accounting, human resources and information technology services. Inforte will charge PROVANSIS for such services at cost plus 25%. Inforte billed PROVANSIS $2,000 for services provided in the third quarter of 2005.

(9) RESTRUCTURING
During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of Chicago facilities consist of contractual rental commitments for office space being vacated and unamortized leasehold improvements related to this space less estimated sublease income. The total reduction of office space resulting from this consolidation of our Chicago office space was approximately 17,770 square feet, all of which were vacated as of December 31, 2001. Total charges related to this reduction of office space in 2002 were $605,062 and there was a reversal of previously recognized losses of $145,978 in 2003. These charges as well as the loss reversal were recorded as a component of Management and Administrative expenses in the 2002 and 2003 Consolidated Statement of Operations. At September 30, 2004 and 2005 the Company recorded $345,858 and $128,577, respectively, as accrued expenses on the Consolidated Balance Sheet.

Charges for this restructuring for the three months ended September 30, 2004 and 2005 were as follows:

3 months ended Sept. 30, 2004   Balance 06/30/04      Expense        Cash payments    Adjustments     Balance 09/30/04
Lease termination                $    418,564         $  -           $ (72,706)       $ -              $ 345,858
3 months ended Sept. 30, 2005   Balance 06/30/05      Expense        Cash payments    Adjustments     Balance 09/30/05
Lease termination                $    182,932         $  -           $ (54,355)       $ -              $ 128,577

In October 2004, Inforte's executive team authorized a plan to consolidate office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of office space was approximately 43,881 square feet at the time the plan was executed. During the third quarter of 2005 two of the original lease agreements were amended reducing total abandoned office space to 27,341 square feet and terminating a lease for 4,357 square feet of additional office space. Total charges related to this reduction of space are still estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed.

Charges for this restructuring for the three months ended September 30, 2005 were as follows:

3 months ended Sept. 30, 2005   Balance 06/30/05      Expense        Cash payments    Adjustments     Balance 09/30/05
Lease termination                $    1,309,527       $  50,627      $ (207,442)      $ (174,987)      $ 977,725

(10) CAPITAL RESTRUCTURING AND CASH DISTRIBUTION TO STOCKHOLDERS
On January 27, 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included (1) a special one-time dividend of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total cash consideration, including applicable payroll taxes, of $848,000, of which $292,000 was charged to project personnel and related expenses, $119,000 to sales and marketing expenses, $8,000 to recruiting, retention, and training expenses and $429,000 was charged to management and administrative expenses. Further, 707,112 options were exchanged for 310,394 shares of restricted stock and the related prorated compensation expense charged in the three months and the nine months ending September 30, 2005 was $173,000 and $296,000, respectively. The total non-cash compensation expense related to the restricted stock grants will be expensed ratably over a four-year period as the stock vests over a four-year period, starting on the grant date of March 21, 2005. The maximum total compensation charges associated with the restricted stock grants related to this capital restructuring are $110,000, $438,000, $438,000, $438,000 and $95,000 for the fourth quarter of 2005 and the years ending 2006, 2007, 2008 and 2009, respectively.

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

(11) INCOME TAXES
Inforte has deferred tax assets which have arisen primarily as a result of foreign tax credits related to taxes paid in 2002, 2003 and 2004 in the United Kingdom, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining Inforte's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As of September 30, 2005 based on historical performance and future projections of taxable income in the jurisdictions where Inforte and its affiliates operate all deferred tax assets were deemed realizable and therefore no valuation allowance was recorded.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption "Risk Factors" appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte's ability to: (i) effectively forecast demand and profitably match resources with the demand during a period where information technology spending is not strong and when worldwide economic and geopolitical uncertainty is high; (ii) attract and retain clients and satisfy our clients' expectations; (iii) recruit and retain qualified professionals;
(iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while competing with their professional services organizations;
(vi) compete with emerging alternative economic models for delivery, such as offshore development; (vii) effectively integrate acquired businesses; (viii) grow new areas of its business, such as business intelligence and managed analytics; (ix) identify and successfully offer the solutions that clients demand; (x) effectively compete with larger and established competitors; (xi) retain significant clients and collect sizeable accounts receivable; and (xii) implement legislative and regulatory requirements in a timely and cost efficient manner, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

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

Our revenue is derived almost entirely through the performance of professional services. The majority of our services are performed on a time and materials basis; however, we also perform services on a fixed-price basis if this structure best fits our clients' preferences or the requirements of the project. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days. This work enables us to determine with our clients the scope of successive phases of work. These successive phases of work can be additional strategy phases, or phases for technology design and implementation, and generally last three to nine months. If a project is to be performed on a fixed price basis, the fixed price is based upon estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We ask clients to pay 10% to 50% of our fixed price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client's needs.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenues of certain items included in Inforte's statement of income:

                                                    % of Net Revenue        % of Net Revenue
                                                   Three Months Ended       Nine Months Ended
                                                        Sept. 30,               Sept. 30,
                                                     2004     2005            2004     2005
                                                    -----    -----           -----    -----
Revenues:
  Revenue before reimbursements (net revenue)       100.0%   100.0%          100.0%   100.0%
  Reimbursements                                     14.5      9.5            14.3      9.7
                                                    -----    -----           -----    -----
Total revenue:                                      114.5    109.5           114.3    109.7
Cost of services
  Project personnel and related expenses             61.5     53.4            58.1     57.8
  Reimbursements                                     14.5      9.5            14.3      9.7
                                                    -----    -----           -----    -----
Total cost of services                               76.0     62.9            72.4     67.5
Gross profit                                         38.5     46.6            41.9     42.2

Other operating expenses:
  Sales and marketing                                10.2      6.6            11.0      6.9
  Recruiting, retention and training                  3.2      3.3             3.2      2.8
  Management and administrative                      27.3     28.7            26.5     33.3
                                                    -----    -----           -----    -----
Total other operating expenses                       40.7     38.6            40.7     43.0
                                                    -----    -----           -----    -----
Operating income (loss)                              (2.2)     8.0             1.2     (0.8)
Loss on investment in joint venture                   0.0     (0.8)            0.0     (0.3)
Interest income, net and other                        2.3      2.2             2.3      2.4
                                                    -----    -----           -----    -----
Pretax income                                         0.1      9.4             3.5      1.3
Income tax expense                                    0.1      3.8             1.4      0.5
                                                    -----    -----           -----    -----
Net income                                            0.0%     5.6%            2.1%     0.8%
                                                    =====    =====           =====    =====

                NON-GAAP SUPPLEMENTAL INFORMATION (UNAUDITED) (1)
                            STATEMENTS OF OPERATIONS
                         (000's, except per share data)

                                                        % of Net Revenue
                                                       Nine Months Ended
                                                          Sept. 30,
                                                        2004      2005
                                                       -----     -----
Revenue before reimbursements (net revenue)            100.0%    100.0%

Operating income (loss)                                  1.2      (0.8)
Add: one-time charges related to capital
     restructuring                                         -       4.7
                                                       -----     -----
Non-GAAP operating income                                1.2%      3.9%
                                                       =====     =====


Net income                                               2.1       0.8
Add: one-time charges related to capital
     restructuring, net of tax effect                      -       2.8
                                                       -----     -----
Non-GAAP net income                                      2.1%      3.6%
                                                       =====     =====


(1) The Non-GAAP supplemental information shows results excluding the impact of one-time charges related to the tender offer to convert certain stock options into cash and restricted stock and a one-time cash distribution to stockholders that occurred in the first quarter of 2005. The total expense of $1,316 included: (i)$848 for charges related to the exchange of stock options for cash;
(ii) $378 for common stock grants to employees who had chosen not to exercise options prior to the one-time cash distribution; and (iii) $90 for professional services. The non-GAAP results are provided in order to enhance the user's overall understanding of the company's current and future financial performance by excluding certain items that management believes are not indicative of its core operating results and by providing results that provide a more consistent basis for comparison between quarters. Inforte presents these non-GAAP financial measures to complement results provided in accordance with GAAP, as management believes the measures help to illustrate underlying trends in our business. Inforte's management uses these measures to establish budgets and operational goals that are communicated internally and externally, to manage our business and evaluate its performance and to assess compensation for executives. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States of America.


Nine and three months ended September 30, 2004 and 2005
-------------------------------------------------------

Net revenue. "Net revenue" is revenue excluding reimbursable expenses that are billed to our clients. We exclude reimbursements from revenue because we believe net revenue, i.e., total revenues less reimbursements, is a more meaningful representation of our economic activity than total revenues, since the former excludes zero-margin pass-through expenses that in our opinion are not pertinent to business fundamentals, financial statement analysis, or the investment decision and, in fact, may mask trends in underlying performance and moreover are not controllable.

Net revenue decreased 16% to $9.7 million for the quarter ended September 30, 2005 from $11.5 million for the quarter ended September 30, 2004. We attribute this decrease in revenues to lower demand for services in some of our competencies, particularly our customer management competency, as well as to winding down of project engagements with significant clients, offset partially by revenue contributed by GTS Consulting after the acquisition. Net revenue decreased 18% to $28.2 million for the nine months ended September 30, 2005 from $34.2 million for the nine months ended September 30, 2004. For the quarter ended September 30, 2005, we had 28 significant clients with each of these clients contributing, on average, $1.4 million to revenue on an annualized basis.

For the quarter ended September 30, 2004, we had 43 significant clients with each of these clients contributing, on average, $1.0 million to revenue on an annualized basis. Sequentially, net revenue decreased 1% to $9.7 million in the September 2005 quarter from $9.8 million in the June 2005 quarter. In the third quarter of 2005, excluding the impact of the GTS Consulting acquisition, revenue decreased 4% sequentially and 19% year over year.

Project personnel and related expenses. Project personnel and related expenses consist of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses dropped 27% to $5.2 million for the quarter ended September 30, 2005 from $7.1 million for the quarter ended September 30, 2004. Year to date, project personnel and related expenses were $16.3 million, a 18% drop from $19.8 million for the first nine months of 2004. These decreases resulted from a decline in consulting headcount offset by increased compensation expense due to the buyout of stock options in the first quarter of 2004. Total costs associated with the buyout of stock options were $292,000 in the nine months ended September 30, 2005. Excluding these one-time charges, project personnel and related expenses for the first nine months of 2005 were $16.0 million or 56.7% of net revenue. We employed 186 consultants on September 30, 2005, down from 260 one year earlier. This decrease in the number of chargeable consultants was due to actions to realign personnel to different service offerings and voluntary attrition. Project personnel and related expenses represented 53.4% of net revenue for the quarter ended September 30, 2005, down from 61.5% of net revenue for the quarter ended September 30, 2004, as revenue decreased at a slower rate than project personnel and related expenses did. Project personnel and related expenses for the nine months ended September 30, 2005 represented 57.8% of net revenue down from 58.1% of net revenue in the prior year period as project personnel and related expenses decreased at a faster rate than revenue did.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the marketing and sales groups and costs to execute marketing programs. Sales and marketing expenses decreased 46% to $0.6 million, or 6.6% of net revenue, for the quarter ended September 30, 2005 from $1.2 million, or 10.2% of net revenue, in quarter ended September 30, 2004. This decrease is due to a reduction in sales and marketing headcount as well as a reduction in incentive bonuses. Sales and marketing expenses decreased by 48% to $1.9 million for the nine months ended September 30, 2005 from $3.8 million for the nine months ended September 30, 2004. Year to date, sales and marketing expenses were 6.9% of net revenue compared to 11.0% of net revenue in the prior year period. Total costs associated with the buyout of stock options were $119,000 in the first nine months of 2005. Excluding these one-time charges, sales and marketing expenses were $1.8 million or 6.5% of net revenue. The primary reason for this decrease in sales and marketing expenses for the nine months ending September 30 2004 and 2005 is the headcount reduction in this area. We employed 9 people in sales and marketing on September 30, 2005, down from 15 one year earlier.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources activities; costs to recruit new employees; costs of human resource programs; and training costs. These expenses decreased 12% to $324,000 for the quarter ended September 30, 2005 from $370,000 for the quarter ended September 30, 2004. As a percent of net revenue, these costs increased to 3.3% in the quarter ended September 30, 2005 from 3.2% of net revenue in the quarter ended September 30, 2004. The increase in spending results primarily from higher recruiting costs due to an increase in both the number of personnel recruited and the cost per new hire, partially offset by lower human resources spending due to lower company-wide headcount. Total headcount was 230 as of September 30, 2005 and 310 as of September 30, 2004.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses were at $3.1 million and $2.8 million for the quarters ended September 30, 2004 and 2005, respectively. As a percent of net revenue, management and administrative expenses were 28.7% for the quarter ended September 30, 2005, up from 27.3% of net revenue for the quarter ended September 30, 2004, as management and administrative expenses decreased at a slower rate than revenue declined. Management and administrative expenses for the three months ending September 30, 2005 declined as increased compensation related to restricted stock grants as well as higher professional services fees were offset by savings resulting from lower headcount and the office space restructuring plan.

Year to date, management and administrative expenses increased 4% to $9.4 million for the nine months ended September 30, 2005 from $9.0 million for the nine months ended September 30, 2004. As a percent of net revenue, management and administrative expenses increased to 33.3% for the nine months ended September 30, 2005 from 26.5% of net revenue for the nine months ended September 30, 2004. Total costs associated with the capital restructuring plan were $897,000 in the first nine months of 2005. Excluding these one-time charges, management and administrative expenses were $8.5 million or 30.1% of net revenue. Management and administrative employees were 28 and 31 as of September 30, 2004 and September 30, 2005, respectively.

Interest income, net and other. During the quarter ended September 30, 2005, interest income, net and other, was $214,000, down from $267,000 for the quarter ended September 30, 2004. Year to date interest income, net and other was $671,000, down from $772,000 for the same period in 2004. These declines in investment earnings were due to the impact of lower average cash balances offset partially by the reinvestment of matured securities into similar type securities at higher market interest yields. We expect interest income, net and other, to decline further in the fourth quarter of 2005 due to lower cash balances as of the end of the third quarter of 2005 relative to prior quarters. The decline in cash and investments balances is primarily a result of the payment of dividends of $17.4 million in April 2005, the cash resources invested in PROVANSIS of $2.0 million and the acquisition of GTS Consulting of $2.2 million.

Income tax expense. Inforte's effective tax rate for the September 30, 2005 quarter was 40.2% compared to a rate of 40.0% for the September 30, 2004 quarter. The effective tax rate of 40% in the third quarters of 2005 and 2004 approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes. Year to date effective tax rate was 39.5% compared to 40.0% for the same period in 2004.

Liquidity and capital resources. Cash and cash equivalents increased from $9.5 million on June 30, 2005 to $12.1 million on September 30, 2005. Short-term marketable securities decreased from $20.0 million to $19.0 million over the same period. Long-term marketable securities decreased from $3.5 million to $0.5 million during the third quarter of 2005. In total, cash and cash equivalents, short-term and long-term marketable securities dropped to $31.6 million on September 30, 2005 compared to $33.0 million on June 30, 2005. This was primarily due to the payments made to acquire GTS, offset partially by positive cash flow from operations. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the September 2005 quarter, Inforte's cash flow from operations was $1.4 million. This resulted primarily from an increase in net income and accrued expenses, a decrease in interest receivable on investment securities and a change in the provision for income taxes, primarily offset by an increase in accounts receivable and a decrease in accrued loss on disposal of leased property.

There were no cash flows from financing activities in the third quarter of 2005 as employees did not exercise any stock options.

Net cash provided by investing activities for the three months ending September 30, 2005 was $1.3 million and resulted primarily from conversions of marketable securities into cash of $4.0 million, partially offset by the acquisition of GTS Consulting of $2.2 million and the note receivable from PROVANSIS LLC of $0.4 million.

In January 2005 Inforte announced a capital restructuring plan that included a one-time distribution of cash to shareholders and an offer to Inforte's employees to exchange certain other stock options for cash. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock and 509,636 options were exchanged for a total consideration of $848,000.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002, the entire amount authorized was repurchased. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002, although we stated at that time that we had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchases as of September 30, 2005. As of September 30, 2005, the public float (shares not held by executive officers and directors) totaled 8.1 million shares or 68% of total outstanding shares.

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

As of September 30, 2005, Inforte had a total of $4.0 million in deferred business acquisition obligations payable in cash. The first acquisition payment of $3.2 million is related to the acquisition of COMPENDIT and will be paid out in January 2006. The second and the third payments, $400,000 each, are related to the acquisition of GTS Consulting and are due in July 2006 and 2007. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, primarily from the cash generated from the operations of the acquired businesses. In addition to the purchase price obligation for the acquisitions, Inforte assumed two operating leases from COMPENDIT and one operating lease from GTS Consulting, all related to office space.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other commitments. The table below identifies all future commitments.

Contractual Obligations                               Payments Due by Period (in thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                     Total      Q4 2005       2006       2007    2008     2009       2010
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                                           0            0          0          0       0        0          0
Capital lease obligations                                0            0          0          0       0        0          0
Operating leases                                     4,043          808      1,244        627     618      379        367
Deferred acquisition payments                        3,950            0      3,550        400       0        0          0
Unconditional purchase obligations                       0            0          0          0       0        0          0
Other long-term obligations                              0            0          0          0       0        0          0
Total contractual cash obligations                   7,993          808      4,794      1,027     618      379        367

Inforte has several sublease agreements for unused office space located in Chicago and Irvine, California. Total rent receivable on these sublease contracts is $190,550 for the remaining months of 2005 and $490,701, $111,368 and $67,180 for and the years 2006, 2007 and 2008, respectively.

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

Revenue recognition, losses on fixed-price contracts, deferred revenue. We recognize revenue when all of the following four criteria are met: persuasive evidence exists that we have an agreement, service has been rendered, our price is fixed or determinable and collectibility is reasonably assured. We recognize net revenue from fixed-price contracts based on the ratio of hours incurred to total estimated hours. The cumulative impact of any change in estimated hours to complete is reflected in the period in which the changes become known. We recognize time-and-materials net revenue as we perform the services. In November 2001, the Financial Accounting Standards Board's Emerging Issues Task Force issued Topic 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating these costs should be characterized as revenue in the income statement if billed to customers.
We recognize revenues related to reimbursable expenses as the reimbursable expenses are billed. We only recognize reimbursable expenses when all of the following three criteria are met: persuasive evidence exists that we have an agreement that includes the reimbursement of such expenses, the reimbursable expenses have been incurred, and collectibility is reasonably assured.

For each quarter beginning with the March 31, 2002 quarter, we included reimbursable expenses in revenue and expense and we have reclassified prior periods in the comparative consolidated financial statements as required by the Financial Accounting Standards Board. This reclassification had no effect on current or previously reported net income (loss) per share. For presentation purposes, we show two components of total revenue: 1) revenue before reimbursements, which we call net revenue, consisting of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements we receive from clients for out-of-pocket expenses incurred. We break out reimbursements in our presentation of revenue because we believe net revenue, i.e., total revenues less reimbursements, is a more meaningful representation of our economic activity than total revenues, since the former excludes zero-margin pass-through expenses that in our opinion are not pertinent to business fundamentals, financial statement analysis, or the investment decision and, in fact, may mask trends in underlying performance and moreover are not controllable.

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

Stock compensation. At September 30, 2005, Inforte has three stock-based employee compensation plans. We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options issued to employees. All options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for the option grants related to the acquisition of COMPENDIT.

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

Bonus accruals. We have several bonus programs that are based on individual and company performance. Revenue bonuses are earned based on individual billing or revenue credit assigned to salespeople, client executives and delivery personnel. Margin bonuses are earned by all employees based on company or business unit operating income performance. In addition, senior management may award discretionary bonuses. All of these bonuses are expensed in the period in which they are earned. A corresponding accrual is included on the balance sheet in accrued expenses until the bonus is paid.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after December 15, 2005. Inforte expects to adopt SFAS No. 123R on January 1, 2006, using the Statement's modified prospective application method. Adoption of SFAS No. 123R will not affect Inforte's cash flows or financial position, but it will reduce, although not materially, reported income and earnings per share because Inforte currently uses the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense is recognized, in the third quarter of 2005, for share purchase rights granted under the Inforte's employee stock option and employee share purchase plans. After the implementation of the capital restructuring plan, Inforte has significantly reduced its exposure to option expensing by reducing options outstanding from 2.6 million at the end of 2004 to 684,000 at the end of the third quarter of 2005. The estimated total expense related to unvested outstanding stock options at the time we adopt SFAS 123R, January 1, 2006, is immaterial.

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

We may be unable to hire and retain employees who are highly skilled, which would impair our ability to perform client services, generate revenue and main-tain profitability. If we are unable to hire and retain highly skilled individu-als, our ability to retain existing business and compete for new business will be harmed. Individuals who have successfully sold and delivered services similar to those we provide to our clients are limited and competition for these individuals is intense. Further, individuals who were previously successful in a different business environment may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership will be an important component of overall employee compensation. In the current economic and market environment, overall bonus payments have been below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with equity-based awards.

In the first quarter of 2005 Inforte's board of directors approved a capital restructuring plan that, among other things, offered employees the opportunity to convert certain stock options to restricted stock and to cash out other options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total consideration of $848,000 and 707,112 options were exchanged for 310,394 shares of restricted stock. As a result of this restructuring plan, total outstanding options were reduced from 2.6 million at December 31, 2004 to approximately 684,000 as of September 30, 2005. Inforte intends to favor restricted stock grants over stock options in the future. These actions could reduce net income per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated. If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive free cash flow, which we define as cash flow from operations minus capital expenditures. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased by 100% or more for seven consecutive years, reaching $63.8 million in 2000. As a result of the pricing pressures from competitors and from clients facing pressure to control costs, net revenue has declined in each of the years 2001, 2002 and 2003, dropping to $32.7 million in 2003 and then increasing to $43.9 million in 2004. If our revenues decline, we may not be profitable or achieve positive free cash flow. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors become subject to industry consolidation or continue to increase their professional services revenue, our revenue could be adversely affected. We currently have marketing relationships with software vendors, including SAP, Siebel Systems, Inc., Salesforce.com, Vignette and Unica. Although we have historically received a large number of business leads from these and other software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues. Historically our software partners have primarily relied on licensing fees and maintenance contracts to generate revenue. However, more recently as software licensed sales have declined, software vendors have sought to supplement their revenue through increased implementation services for their software. This business strategy puts us in competition with our software partners on some deals, reducing client leads and our ability to develop new clients and revenue. Currently, we do not receive a significant portion of our leads through our software vendor relationships.

If we are unable to rapidly integrate third-party software, we may not be able to deliver solutions to our clients on a timely basis, resulting in lost revenues and potential liability. In providing client services, we recommend that our clients use software applications from a variety of third-party vendors. If we are unable to implement and integrate this software in a fully functional manner for our clients, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of services. Software often contains errors or defects, particularly when first introduced or when new versions or enhancements are released. Despite internal testing and testing by current and potential clients, our current and future solutions may contain serious defects due to third-party software or software we develop or customize for clients. Serious defects or errors could result in lia-bility for damages, lost revenues or a delay in implementation of our solutions.

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the third quarter of 2005 our five largest clients accounted for 44% of net revenue and our ten largest clients accounted for 68% of net revenue. In the same quarter we had one client contributing more than 10% of net revenue for the year. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. The valuation of businesses that we have recently acquired is based on revenues drawn from a small number of engagements with significant clients. The loss of such a significant client engagement may result in negative adjustments to goodwill which in turn will affect our results from operations. We believe the uncertain economic environment increases the probability that services may be reduced or canceled.

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

Our expansion and growth internationally could negatively affect our business. For the quarter ending September 30, 2005, our international net revenue was 39% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. These risk factors, among others not cited here, may negatively impact our business.

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

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline. We have already switched some supplier relationships, including our audit and tax advisor relationship to mitigate these cost increases, and other relationships are under review. On September 8, 2003, the Audit Committee of the Board of Directors approved (1) the dismissal of Ernst & Young LLP (E&Y) as the Company's independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP as the Company's independent accountants, commencing upon the dismissal of E&Y. The replacement of E&Y with Grant Thornton LLP was based on economic reasons related to possible future fees escalation in current and forthcoming engagements of the Company's independent accountants. Further, efforts started in 2004 to document the implementation of the requirements of the Sarbanes-Oxley Act and for that purpose Inforte has incurred additional costs related to the hiring of outside consultants. We expect these costs to increase even further in 2006 and 2007 when, starting 2007, under section 404 of the Sarbanes-Oxley Act we will be required to include, for the first time in our Annual Report and Form 10-K management's assessment of the effectiveness of our internal controls over financial reporting, and our independent auditors' attestation of that assessment.

If we experience significant delays in our project plan for compliance with
Section 404 of the Sarbanes-Oxley Act of 2002, these delays could prevent us from obtaining an unqualified attestation from our auditors. As of the date of this report, we have developed a detailed plan coordinating the efforts required for the management's assessment of the effectiveness of our internal controls over financial reporting, and our independent auditors' attestation of that assessment. If we do not timely complete and document our work, our auditors might not have sufficient time to successfully test the management's assessment before our Form 10-K filing for the year 2007, which would prevent us from obtaining an unqualified attestation from our auditors. Because opinions on internal controls have not been required in the past, it is uncertain what impact our failure to timely complete our management's assessment of the effectiveness of our internal controls over financial reporting could have on our financial results, regulatory filings or our stock price.

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

If PORVANSIS LLC does not generate positive cash flows from operations Inforte's earnings may be negatively impacted and, in addition, Inforte may suffer losses related to the note receivable from PROVANSIS LLC with respect to Inforte's advances covering initial setup and early operations of PROVANSIS LLC. As of September 30, 2005 Inforte owned 19% of PROVANSIS and had two options exercisable over the next six months to increase its ownership percentage to 51%. If Inforte exercises the options to increase its ownership, the risk of Inforte's earnings to be materially and adversely affected by PROVANSIS's losses will significantly increase.

If an event occurs or circumstances change that would more likely than not reduce the fair value of an acquired reporting unit below its carrying value we may have to charge a portion of any associated goodwill balance against profits, causing current net earning to become significantly lower or negative. The fair value of each reporting unit is estimated quarterly using a valuation methodology based on historical performance, forward looking performance and industry specific multiples. If a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit causes the fair value of the reporting unit to decline, Inforte may have to reduce the balance of any associated goodwill, which, in turn, will negatively impact our operating results.

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

If the supply of information technology companies and personnel continues to exceed demand, this may adversely impact the pricing of our projects and our ability to win business. Over the last several years many firms in our industry announced significant employee layoffs and lower rates of utilization of billable personnel. An oversupply of technology professionals may reduce the price clients are willing to pay for our services. An oversupply may also increase the talent pool for potential clients who may choose to complete projects in-house rather than use an outside consulting firm such as Inforte. Lower utilization rates increase the likelihood that a competitor will reduce their price to secure business in order to improve their utilization rate. The extent to which pricing and our ability to win business may be impacted is a function of both the magnitude and duration of the supply and demand imbalance in our industry.

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

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte's operating performance. Inforte's average trading volume during the third quarter of 2005 averaged approximately 24,000 shares per day. On any particular day, Inforte's trading volume can be less than 3,000 shares, increasing the potential for volatile stock prices.

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

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of September 30, 2005 our executive officers and directors beneficially own 32.2% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

o Philip S. Bligh     19.8%
o Stephen C.P. Mack    9.9%

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

Inforte has entered into a Memorandum of Understanding (the "MOU"), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. In an order dated February 15, 2005, the Court certified settlement classes and class representatives and granted preliminary approval to the settlement contemplated by the MOU with certain modifications, including that the "bar order," or claims that would be barred by the settlement, be modified consistent with the Court's opinion. Amended settlement documents were subsequently presented to the Court and, on August 31, 2005, the Court entered an order approving the form, substance and program of notice of the settlement to class members and further set a hearing concerning the fairness of the settlement on April 26, 2006. Certain of the underwriters that are defendants in the lawsuit have appealed the Court's ruling granting class certification.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matter to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits


(a)      Exhibits

             Exhibit Number      Exhibit


             10.13 Stock Purchase Agreement, dated July 15, 2005, by and between Inforte Corp. and Dr. Glenn T. Stoops for all of the issued and outstanding capital stock of GTS Consulting, Inc.

             10.14 Lease Agreement, dated August 19, 2005, between The Boyce Building Group L.L.C., acting through its managing agent Friedman Properties, Ltd., and Inforte Corp.

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




                                                      Inforte Corp.

                                          By:     /s/ Nick Heyes
November 14, 2005                              ---------------------------------
                                                      Nick Heyes,
                                                  Chief Financial Officer