Form 10-K
period 2005-12-31
INFORTE CORP
filed 2006-03-31
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File No. 000-29239

INFORTE CORP.
(Exact name of registrant as specified in its charter)

Delaware	36-3909334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 North Dearborn Street Suite 1200, Chicago, Illinois 60610
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (312) 540-0900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐  No  ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

          The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $26,020,961.

          The number of shares of the Registrant’s common shares, par value $0.001 per share, outstanding as of March 14, 2006 was 12,242,930.

          Certain portions of the Registrant’s definitive proxy statement dated March 24, 2006 for the Annual Meeting of Stockholders to be held April 27, 2006 are incorporated by reference into Part III of this report.

Inforte Corp.
Form 10-K
December 31, 2005

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

Overview

          Inforte Corp. increases the competitive strength of its clients by providing them with insight, intelligence and an infrastructure to enable more timely and profitable decision-making. Inforte consultants combine real-world experience and strong industry, functional and analytical expertise with innovative go-to-market strategies and technology solutions, working to help ensure that our clients can drive transformational, measurable results in their customer interactions.

          Our client base consists primarily of Global 2000 companies. Representative clients in the past year included America Online, Inc., Amylin Pharmaceuticals, Inc., Argent Mortgage Company, BP plc, Baltimore Sun, Cadbury Trebor Bassett Ltd., Genentech, Inc., John H. Harland Company, Kimberly- Clark, Los Angeles Times, Miller Brewing Company, Nissan Europe SAS, Palm, Inc., Pfizer Consumer Health Products Company, Philips Medical Systems, Paxar Corporation, Quest Software, Inc., Sabre Holding Corporation, SunGard SCT, Chicago Tribune, Vattenfall Europe Information Services GmbH, Vodafone Group plc, and Volkswagen Bank GmbH.

          Inforte has grown through organic means rather than through mergers or acquisitions from its inception in 1993 through 2003. Historically, we have funded our growth primarily through internally generated free cash flow, and although free cash flow was negative in 2004, we have generated positive free cash flow on a cumulative basis since becoming a public company in February 2000. In March 2004, Inforte acquired COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services. This acquisition enhanced Inforte’s ability to offer analytics and business intelligence solutions through COMPENDIT’s services partnership with SAP AG. In July 2005, Inforte acquired GTS Consulting, Inc. (GTS), a provider of managed marketing analytics services. GTS specializes in marketing mix modeling, customer transaction analysis, direct marketing, database management and database hosting for large companies. This acquisition enhances Inforte’s ability to offer analytics and customer intelligence consulting services on an established managed analytics platform. As of December 31, 2005, we employed 233 people in our offices in Atlanta; Dallas; Delhi, India; Hamburg, Germany; London; Los Angeles; San Francisco and Washington, D.C.

          Inforte was incorporated in Delaware in 1999 and our stock is traded on the NASDAQ National Market under the symbol “INFT.” Our Internet address is http://www.inforte.com. Material contained on our website is not incorporated by reference into this annual report.

Industry Background

          A fluctuating economic environment has created many challenges for companies seeking growth, optimal profitability and increased efficiencies in highly competitive and rapidly changing markets. Companies must develop highly integrated strategies for customer-facing operations that are aligned with business strategy and then effectively execute to reach their goals. The consulting services that Inforte provides, namely customer relationship management (CRM), strategy, business intelligence (BI), and managed analytics help organizations do just that.

          The analysis, design and implementation of effective solutions require special skills and expertise in a unique combination that many companies do not possess. These special skills include the ability to:

•	Identify the vital planning information that companies need to manage their business better in response to demand changes;
•	Integrate planning processes and systems across business functions;
•	Design and implement data-driven marketing, sales and service strategies that optimize customer interactions;
•	Drive profitability from customers by linking customer-facing strategies to the back office; and
•	Implement the technology required to support these solutions.

          The availability of high-quality professionals experienced in creating, implementing and integrating these strategic and technological solutions is limited. It is often inefficient and difficult for companies seeking to enhance their CRM and BI capabilities to hire, train and retain in-house personnel. As a result, businesses engage professional services firms to help them develop and execute on the necessary strategies and solutions.

Inforte Services & Solutions

          Inforte offers a hybrid solution of strategy and analytics, allowing clients to drive transformational, measurable results in their customer interactions:

          CUSTOMER RELATIONSHIP MANAGEMENT: With more than 200 successful client engagements, Inforte boasts CRM expertise that encompasses business process and functional areas across all customer-facing channels. Inforte’s clients’ successes are the result of strategic understanding, operational best practices, precise integration technologies and rigorous performance-measuring and user-adoption mechanisms.

          BUSINESS INTELLIGENCE: Businesses today have the opportunity to access more customer information than ever before. But figuring out how to use this information to open up opportunities for competitive advantage still remains. Inforte transforms clients’ enterprise data into a structured fact-base to enable close business monitoring and faster, more effective decisions. We provide our clients’ with a customized approach to mining and understanding their BI needs.

          STRATEGY: Transforming a business strategy into clear directives and execution plans is often a challenging task, but one that can have a positive impact on the organization. Inforte experts utilize data-driven strategy formulation to maximize client’s potential return. After examining existing enterprise information and technology investments, Inforte applies innovative analysis techniques to reveal actionable insights that create sustainable advantages that positively impact company performance.

          MANAGED ANALYTICS: Through a hosted data base environment, Inforte uses a variety of advanced techniques to help clients leverage their data assets, generating valuable customer insight that organizations can use to develop and maintain stronger, more profitable relationships with their customers. Our managed analytics offerings are powered by tailored, industry specific models and frameworks that are provided in an on-demand environment.

          Service Lines. Inforte’s focused solutions are delivered through different service lines to derive measurable results within a client’s business:

          Operational Strategy. Inforte helps firms establish operational strategies that support their desired strategic positioning. The strategies may focus on customer-facing operations, products or services, and/or achievement of operational excellence. Inforte helps clients develop new operating strategies or improve on existing ones by validating, refining and building value propositions, conducting competitive analysis, developing customer value/segmentation approaches, developing benefits or ROI models and creating branding or marketing strategies.

          Process Design. By developing a detailed design of the prospective business processes, an organization can positively impact organizational and technology changes that follow. Inforte takes a pragmatic view and recognizes that driving sustainable process change is difficult to accomplish. We draw upon significant depth of experience to design business processes that are practical and adoptable and provide the support needed to execution of roll-out and adoption. Implementation planning, key metrics and organizational change planning are integral to the successful deployment of redesigned processes.

          Program Management. Inforte can enhance the successful delivery of projects through the implementation of disciplined program management techniques. This includes the establishment of structures to define, deploy and support common processes, techniques and tools that are used by all projects throughout the program.

          Organizational Change. Concurrent with the design of a client’s business processes and operational structure, the client must plan for the organizational changes that may be required to enact and sustain the business. Determining the organization’s readiness for change requires a thorough assessment of its current leadership, structure, culture and workforce. Organization change planning begins with this assessment and produces a prioritized list of initiatives that address macro- and micro-level activities required to support the successful deployment of integrated solutions within the organization.

          Technology Delivery. Inforte’s technology delivery service line involves the identification, definition and sequencing of a series of technology-focused initiatives to meet a specific set of business goals. Frequently starting with the development of a technology roadmap, Inforte’s technology delivery is anchored in the client’s strategic plan, its operating model and an understanding of the required business capabilities, current processes and organizational structures.

          Collaborative Client Involvement. We believe our solutions are successful because they are developed in collaboration with our clients. Because the ultimate success of any project will depend upon the client’s ability to effectively operate and support the related strategies, processes and technology on an ongoing basis, our co-management approach is designed to include substantial client participation in all phases of the project. This enables the client to have a thorough understanding of what has been done, how it was completed and why it was performed. The collaborative environment is further supported by allowing clients to access project deliverables through our Inforte Collaborative Environment (ICE) intranet. We believe our co-management philosophy differs from that of many service providers, who limit the client’s role in project delivery. In addition, we believe our collaborative knowledge transfer philosophy has contributed to consistently high project success rates and client satisfaction.

Inforte Strategy

          Inforte’s strategic focus is on consulting services that help companies gain actionable insight into their customer-facing areas of operations, which leverage our real-world and industry expertise along with our functional and analytical capabilities.

          The underlying principles supporting this strategy are:

          Maintain Focus on Core Areas of Expertise: CRM, BI, Strategy and Managed Analytics. Inforte helps companies increase their competitive strength by making more profitable decisions, leading to maximized effectiveness in their customer-facing initiatives. Inforte consultants deliver strategy, process and technology solutions through the development of creative, actionable plans that organize and intelligently interpret clients’ new and existing customer data. We believe our focus enhances our ability to generate assignments from existing and new clients, achieve high margins, maintain our position of technological and thought leadership and provide challenging assignments to our employees.

          Increase Mix of Recurring Revenue. Inforte’s managed analytics offerings are powered by tailored, industry specific models and frameworks that are provided in an on-demand environment. The combination of recurring and project base revenue drives innovative solutions for our clients.

          Ensure Continued Client Satisfaction. Inforte strives to ensure high client satisfaction and works proactively and collaboratively with clients to exceed their expectations. Key factors we see as contributing to overall client satisfaction include functional expertise, project management skills, business understanding, and responsiveness.

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

          Inforte emphasizes continuous improvement of our client delivery, real-world and industry-specific expertise, along with knowledge management and other internal processes, to compete effectively in the future. We also continue to refine the systems and processes that comprise our internal infrastructure.

Clients

          Our client base consists primarily of Global 2000 companies. Representative clients are listed in the “Overview.” During 2005 our top five clients equaled 36 percent of total revenue and our top ten clients equaled 55 percent of total revenue. No single customer has provided Inforte with over 10 percent of annual revenue for each of the five consecutive years ending December 31, 2002, two customers contributed more than 10 percent of annual revenue in 2003 and one client contributed more that 10 percent of annual revenue in 2004 and 2005.

Sales and Marketing

          Inforte markets with an approach that utilizes both direct and channel selling methods. The efforts of the marketing team are combined with dedicated sales professionals, senior client executives and subject matter experts, and senior delivery personnel to sell directly into accounts and leverage our deep channel relationships. Through channel sales we target new accounts, while our direct selling methods focus on both growing existing customer relationships adding new accounts to our client roster.

          We use salesforce.com’s automation applications, customized by Inforte as iSAM, to capture detailed information on sales opportunities. This system tracks potential contracts at each stage of our sales cycle and we project revenue based on a probability analysis of each sales opportunity, allowing us to manage continually our staffing needs and spending plans.

          Our market development efforts are designed to build Inforte’s brand name and recognition in the marketplace and generate leads for new business. Our activities include: strategic direct marketing programs, public speaking engagements, participation at industry conferences, regular meetings with industry analysts, public relations and media relations programs, electronic brochures and use of web site properties such as inforte.com.

          We complement our internal sales and marketing processes with select formalized alliances. We co-market and share leads with software vendors and complementary services firms with whom we have strategic, non-exclusive marketing relationships. In addition, we work with other software vendors with whom we do not have formalized relationships.

People

          Our headcount was 442 people at the end of 2000, 294 people at the end of 2001, 229 employees as of December 31, 2002, 189 employees as of December 31, 2003, 250 as of December 31, 2004 and 233 as of December 31, 2005. Of these, 191 are consultants, 9 are in sales and marketing, including 6 quota-based sales personnel, 5 are in human resources and 28 are management or administrative personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Competition

          We compete in the strategy and technology professional services market, which is highly competitive. Despite the elimination of many competitors in recent years, competition remains intense. We believe that our competitors fall into several categories, including the following:

•	The successor organizations to the “Big 5” consulting firms: Accenture Ltd, BearingPoint Inc., Deloitte Consulting LLP, Cap Gemini SA and IBM Business Consulting Services

•	Technology consulting firms such as Answerthink Inc., DiamondCluster International Inc., and Sapient Corp

•	Strategy consulting firms such as Bain & Company, Booz Allen Hamilton Inc., The Boston Consulting Group, Inc. and McKinsey & Company

•	Professional services divisions of application software vendors such as Siebel Systems, Inc. and SAP AG

•	Internal information technology departments of current and potential clients

•	Large systems integration or outsourcing firms such as Computer Sciences Corporation, Electronic Data Systems Corp, Tata Sons Ltd., Wipro Ltd. and Infosys Technologies Limited.

ITEM 1A.	RISK FACTORS

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

          In the first quarter of 2005 Inforte’s board of directors approved a capital restructuring plan that, among other things, offered employees the opportunity to convert certain stock options to restricted stock and to cash out other options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total consideration of $848,000 and 707,112 options were exchanged for 310,394 shares of restricted stock. As a result of this restructuring plan, total outstanding options were reduced from 2.6 million at December 31, 2004 to 474,080 as of December 31, 2005. Inforte intends to favor restricted stock grants over stock options in the future. These actions could reduce net income per share and may cause Inforte to become unprofitable.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

          If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive free cash flow, which we define as cash flow from operations minus capital expenditures. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased by 100% or more for seven consecutive years, reaching $63.8 million in 2000. As a result of the pricing pressures from competitors and from clients facing pressure to control costs, net revenue has declined in each of the years 2001, 2002 and 2003, dropping to $32.7 million in 2003, then increasing to $43.9 million in 2004 and dropping again to $37.7 million in 2005. If our revenues decline, we may not be profitable or achieve positive free cash flow. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected.

          If these vendors become subject to industry consolidation or continue to increase their professional services revenue, our revenue could be adversely affected. We currently have marketing relationships with software vendors, including SAP AG, Siebel Systems, Inc. and salesforce.com, inc. Although we have historically received a large number of business leads from these and other software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues.

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

          At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During 2005 our five largest clients accounted for 36% of net revenue and our ten largest clients accounted for 55% of net revenue. In the same year we had one client, BP plc, contributing more than 10% of net revenue for the year. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable.

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

          A portion of our contracts are fixed-price contracts, rather than contracts in which the client pays us on a time-and-materials basis. We must estimate the number of hours and the materials required before entering into a fixed-price contract. Our future success will depend on our ability to continue to set rates and fees accurately and to maintain targeted rates of employee utilization and project quality. If we fail to accurately estimate the time and the resources required for a project, any required increase in the time and resources to complete the project could cause our profits to decline. Revenue recognized on fixed-price contracts in 2005 was 14% of total revenue.

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock.

          Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. In February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter 2002 was due to negative seasonal effects. In 2003, our net revenue declined sequentially for the first three quarters of the year. We believe our traditional seasonal pattern was overwhelmed by geopolitical events that took place early in 2003, the most notable of these events being the commencing of the war in Iraq. In the beginning of 2004 there was increased demand due to our development of new service offerings and a general pick-up in the economy; the third and fourth quarter of 2004 were impacted by normal seasonal effects and the commoditization of our CRM service offering. Lower demand for our CRM service offering was again the reason for the sequential drop in revenue in the first quarter of 2005. The demand for our BI service offering picked up in the second quarter of 2005 and was responsible for the increase in total net revenue. Normal seasonal trends as well as robust growth in the European markets were responsible for the relatively small changes in the third and fourth quarter net revenue. This existence of seasonal, cyclical and service offering effects makes it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

Others could claim that Inforte or one of its affiliates or a non-affiliated company providing rights to Inforte or one of its affiliates, infringes on their intellectual property rights, which may result in substantial costs, diversion of resources and management attention, harm to our reputation and impairment of our profitability or the value of our investments.

          A portion of our business involves the development of software applications for specific client engagements. Although we believe that our services do not infringe on the intellectual property rights of others, we may be the subject of claims for infringement, which even if successfully defended could be costly and time-consuming. An infringement claim against us or our affiliates could materially and adversely affect us in that we may:

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

          As of December 31, 2005, a company providing services to Provansis LLC, was involved in arbitration with a third party over alleged infringement of intellectual rights. If the outcome of this arbitration is unfavorable to that company, certain services provided to Provansis may be suspended. The cost of building alternatives for these services may increase Provansis’ costs and may cause Inforte to impair its investment in Provansis, which in turn may negatively impact Inforte’s profitability.

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

          For 2005, our international net revenue was 37% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. These risk factors may negatively impact our business.

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

          Over the past three years Inforte has implemented several strategic reorganization plans that comprised of simplification of the business structure and changes in Inforte’s executive management team. In December 2003, Inforte announced the hiring of new President and Chief Operating Officer, David Sutton, and the stepping down of Stephen Mack, both effective on that date. In January 2005 Inforte announced that Inforte’s Chief Operating Officer and President David Sutton had assumed the position of Chief Executive Officer and that Philip Bligh, while remaining as Chairman of the Board, was stepping down as Chief Executive Officer. Mr. Sutton relinquished the Chief Operating Officer title and Inforte does not plan any appointment to this position at this time. In March 2006 David Sutton resigned as the Chief Executive Officer and Inforte’s board of directors appointed Stephen Mack as the new President and Chief Executive Officer. Should these changes in the executive team adversely affect relationships with current partners and clients or lead to higher turnover rates, we may be unable to maintain the present level of profitability.

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline.

          We have already switched some supplier relationships, including our audit and tax advisor relationship to mitigate these cost increases, and other relationships are under review. On September 8, 2003, the Audit Committee of the board of directors approved (1) the dismissal of Ernst & Young LLP (E&Y) as Inforte’s independent accountants, effective November 15, 2003, and (2) the replacement of E&Y with Grant Thornton LLP as Inforte’s independent accountants, commencing upon the dismissal of E&Y. The replacement of E&Y with Grant Thornton LLP was based on economic reasons related to possible future fees escalation in current and forthcoming engagements of Inforte’s independent accountants. Further, efforts started in 2004 to document the implementation of the requirements of the Sarbanes-Oxley Act and for that purpose Inforte has incurred additional costs related to the hiring of outside consultants. These costs were less material in 2005 due to an extension in the compliance deadline. However, we expect these costs to increase even further in 2006 and 2007 if, starting 2007, under Section 404 of the Sarbanes-Oxley Act we are required to include, for the first time in our Annual Report on Form 10-K management’s assessment of the effectiveness of our internal controls over financial reporting, and our independent auditors’ attestation of that assessment.

We may not be able to integrate successfully the business of recently acquired companies with Inforte’s business.

          While we believe that acquisition deals enhance our ability to offer analytics and business intelligence solutions to our customers, acquired businesses may not be integrated successfully. Our limited experience with mergers and acquisitions could affect our ability to efficiently consummate and/or integrate acquisitions into our ongoing operations. Failure to integrate newly acquired businesses successfully could result in an inability to maintain revenue levels or to realize certain synergies of the acquisition, which, in turn, may negatively impact our operating results.

If Provansis does not generate positive cash flows from operations Inforte’s results may be negatively impacted or losses may be suffered.

          Provansis was formed in May 2005 and is not yet profitable or generating positive cash flows. As of March 28, 2006 Inforte owned 19% of Provansis and during 2005 recognized approximately $142,569 for its share of Provansis’ losses. If Provansis does not become profitable or start to generate positive cash flows then this will have a negative impact on Inforte’s earnings.

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

          Some of Inforte’s affiliate companies are directly involved in processing and transfer of significant quantities of confidential personal data. Even if Inforte and its affiliate companies are following strict procedures and guidelines for protection of confidential personal data from unauthorized use, a possible breach of security could result in liability and negative publicity for Inforte or its affiliate companies.

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

          Inforte’s average trading volume during 2005 averaged approximately 31,000 shares per day. On any particular day, Inforte’s trading volume can be less than 1,000 shares, increasing the potential for volatile stock prices.

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

          As of March 14, 2006 our executive officers and directors beneficially owned 30.8% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

•	Philip S. Bligh	19.2%
•	Stephen Mack	9.0%

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          Our headquarters are located in approximately 16,102 square feet of leased office space in Chicago, Illinois. Senior management, sales, marketing, human resources and administrative personnel, as well as the Chicago-based consultants use this facility. We have regional offices for our regional personnel. We have also entered into various leases for professional office space in Atlanta; Delhi, India; Hamburg, Germany; London and Washington, D.C.

          Due to our efforts to consolidate previously leased office space, we have sublease agreements for a total of approximately 45,977 square feet of unused office space in Chicago and Irvine, California.

ITEM 3.	LEGAL PROCEEDINGS

          Inforte; Philip S. Bligh, Inforte’s Chairman of the Board; Stephen C.P. Mack, Inforte’s current President and Chief Executive Officer and a former President and Chief Operating Officer; and Nick Padgett, the former Chief Financial Officer of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the “Case”). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the “Multiple IPO Litigation”). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte’s initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys’ and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff’s case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff’s purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff’s claim under Section 11 of the Securities Act of 1933.

          Inforte has entered into a Memorandum of Understanding (the “MOU”), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. In an order dated February 15, 2005, the Court certified settlement classes and class representatives and granted preliminary approval to the settlement contemplated by the MOU with certain modifications, including that the “bar order,” or claims that would be barred by the settlement, be modified consistent with the Court’s opinion. Amended settlement documents were subsequently presented to the Court and, on August 31, 2005, the Court entered an order approving the form, substance and program of notice of the settlement to class members and further set a hearing concerning the fairness of the settlement on April 26, 2006. Certain of the underwriters that are defendants in the lawsuit have appealed the Court’s ruling granting class certification.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is traded on the NASDAQ National Market under the symbol “INFT.” The price range reflected in the table below is the high and low sales price for our stock as reported by the NASDAQ National Market during each quarter of the last two years.

          Prior to 2005 our policy was to retain earnings, if any, to finance future growth. In January 2005 Inforte board of directors approved a capital restructuring plan that included a special one-time cash distribution of $1.50 per share, or $17,375 million in total. We believe our cash reserves before the one-time cash payment exceeded our future business needs and that our cash investments had a low rate of return and therefore, holding additional cash was detrimental to the stockholders’ return and was making Inforte a less attractive investment.

          In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allowed Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2005, we have made no repurchases under this second program. As of March 14, 2006, there were approximately 2,088 stockholders, including stockholders of record and holders in street name, and the closing price of Inforte shares of common stock as reported by the NASDAQ National was $4.10.

	Three Months Ended

	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005

Price range per share:
Low	$8.42	$9.79	$6.79	$6.26	$5.40	$3.10	$3.55	$3.76
High	$11.22	$11.22	$10.40	$7.99	$7.82	$5.30	$4.43	$4.30

ITEM 6.	SELECTED FINANCIAL DATA

          The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 2003, 2004 and 2005 and the balance sheet data as of December 31, 2004 and 2005 are derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 2001 and 2002 and the balance sheet data as of December 31, 2001, 2002 and 2003 are derived from our audited consolidated financial statements, which are not included in this Form 10-K.

	Year ended December 31,

	2001	2002	2003	2004	2005

	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Revenue before reimbursements (net revenue)	$47,736	$40,355	$32,655	$43,944	$37,718
Reimbursements	6,260	5,697	4,742	6,106	3,929

Total revenues	53,996	46,052	37,397	50,050	41,647
Cost of services:
Project personnel and related expenses	26,334	19,934	17,263	25,735	21,760
Reimbursements	6,260	5,697	4,742	6,106	3,929

Total costs of services	32,594	25,631	22,005	31,841	25,689

Gross profit	21,402	20,421	15,392	18,209	15,958
Other operating expenses:
Sales and marketing	7,073	6,052	4,644	4,777	2,590
Recruiting, retention and training	2,869	1,222	743	1,341	1,100
Management and administrative (1)	13,207	12,884	9,437	14,111	12,155
Non-cash, non-recurring stock compensation expense	1,374	—	—	—	—

Total other operating expenses (2)	24,523	20,157	14 824	18,085	15,845

Operating income (loss)	(3,122)	263	568	(2,020)	113
Loss on investment in affiliate	—	—	—	—	(143)
Interest income, net and other	3,433	2,124	1,380	1,084	918

Income (loss) before income taxes	312	2,387	1,948	(936)	888
Income tax expense (benefit)	503	672	201	(372)	352

Net income (loss)	$(192)	$1,715	$1,747	$(564)	$536

Net income (loss) per share:
Basic	$(0.02)	$0.15	$0.16	$(0.05)	$0.05

Diluted	$(0.02)	$0.15	$0.16	$(0.05)	$0.05

Weighted average common shares outstanding:
Basic	12,472	11,315	10,898	11,045	11,222

Diluted	12,472	11,647	11,018	11,045	11,504

Reconciliation of net income on a GAAP basis to Non-GAAP supplemental net income:
Net income (loss)	(192)
Add:
Non-cash, non-recurring stock compensation expense (3)	1,374
Non-GAAP supplemental net income	$1,182

	Year ended December 31,

	2001	2002	2003	2004	2005

	(in thousands, except per share data)
Balance Sheet Data (at period end):
Cash and short-term and long-term marketable securities	$75,117	$67,345	$67,730	$57,580	$32,944
Working capital	47,639	46,506	47,972	45,936	32,471
Total assets	86,459	76,070	74,806	82,590	64,393
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	72,203	64,731	67,200	67,916	51,845

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

(2)

In the first quarter of 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included a program to offer employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. The total expense related to the capital restructuring plan of $1,316 included: (i)$848 for charges related to the exchange of stock options for cash; (ii) $378 for common stock grants to employees who had chosen not to exercise options prior to the one-time cash distribution; and (iii) $90 for professional services. Of the total expense of $1,316, $292 was charged to project personnel and related expenses, $119 was charged to sales and marketing, $8 was charged to recruiting, retention and training and $897 was charged to the management and administrative line of the Statement of Operations.

(3)

In 2001 Inforte incurred a non-cash, non-recurring stock compensation expense of $1,374 for a performance-based option, which is recognized as an expense under GAAP. This option was granted in 1997 with an exercise price equal to the fair market value at the time of the grant and with vesting based on achieving specified corporate performance criteria. Once vesting is probable (the “measurement date”) GAAP requires recording of an expense equal to the difference between fair market value on the measurement date and exercise price times the number of shares granted under the option. With typical time-based vesting criteria the measurement date equals the grant date and no expense is recorded normally. Even though the vesting criteria on this performance-based option were more difficult to achieve than the criteria on a normal time-based option — making the option less valuable from the employee’s perspective and more advantageous from Inforte’s perspective — GAAP results in lower earnings with this performance-based option than if the option were time-based.

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

OVERVIEW

          Inforte Corp. increases the competitive strength of its clients by providing them with insight, intelligence and an infrastructure to enable more timely and profitable decision-making. Inforte consultants combine strong industry, functional and analytical expertise with innovative go-to-market strategies and technology solutions, ensuring that our clients can drive transformational, measurable results in their customer interactions. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta; Dallas; Delhi, India; Hamburg, Germany; London; Los Angeles; San Francisco and Washington, D.C.

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

Results of Operations

          The following table sets forth the percentage of revenue before reimbursements (net revenue) of certain items included in Inforte’s consolidated statement of operations:

	Year ended December 31,

	2003	2004	2005

Revenues:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	14.5	13.9	10.4

Total revenue:	114.5	113.9	110.4
Cost of services:
Project personnel and related expenses	52.9	58.6	57.7
Reimbursements	14.5	13.9	10.4

Total cost of services	67.4	72.5	68. 1

Gross profit	47.1	41.4	42.3
Other operating expenses:
Sales and marketing	14.2	10.9	6.9
Recruiting, retention and training	2.3	3.1	2.9
Management and administrative (1)	28.9	32.1	32.2

Total other operating expenses (2)	45.4	46.0	42.0

Operating income (loss)	1.7	(4.6)	0.3
Loss on investment in affiliate	—	—	(0.4)
Interest income, net and other	4.2	2.5	2.4

Income (loss) before income taxes	6.0	(2.1)	2.3
Income tax expense (benefit)	0.6	(0.8)	0.9

Net income (loss)	5.4%	(1.3)%	1.4%

(1)

In the fourth quarter of 2004 Inforte’s management team executed a plan to consolidate leased office space. This plan included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Related to this plan was a non-cash, non-recurring charge of $2,144, that was included here as part of management and administrative expenses. The charge consisted of contractual rental commitments for office space vacated less estimated sub-lease income. Excluding this charge, management and administrative expenses, operating income and net income were 27.2%, 0.3% and 1.7% of net revenue, respectively.

(2)

In the first quarter of 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included a program to offer employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. Of the total expense of $1,316, $292 was charged to project personnel and related expenses, $119 was charged to sales and marketing, $8 was charged to recruiting, retention and training and $897 was charged to the management and administrative line of the Statement of Operations. Excluding these charges project personnel and related expenses were 56.9% of net revenue, sales and marketing expenses were 6.6% of net revenue, recruiting, retention and training expenses were 2.9% of net revenue and management and administrative expenses were 29.8% of net revenue. Operating income and net income were 3.8% and 3.5% of net revenue, respectively.

Quarterly Results of Operations

          The following tables set forth certain unaudited quarterly results of operations of Inforte for 2004 and 2005. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited)

	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004

Revenues:
Revenue before reimbursements (net revenue)	$10,661,560	$11,981,679	$11,516,286	$9,783,621
Reimbursements	1,413,419	1,798,208	1,675,117	1,220,463

Total revenues	12,074,979	13,779,887	13,191,403	11,004,084
Cost of services:
Project personnel and related expenses	5,579,941	7,177,080	7,084,436	5,892,054
Reimbursements	1,413,419	1,798,208	1,675,11	1,220,463

Total cost of services	6,993,360	8,975,288	8,759,553	7,112,516

Gross profit	5,081,619	4,804,599	4,431,850	3,891,568
Other operating expenses
Sales and marketing	1,185,896	1,392,950	1,178,187	1,019,933
Recruiting, retention and training	364,480	370,023	370,008	237,370
Management and administrative	2,907,189	2,987,811	3,142,061	5,073,184

Total other operating expenses	4,457,565	4,750,784	4,690,256	6,330,487

Operating income (loss)	624,054	53,815	(258,406)	(2,438,919)
Interest income, net. and other	233,474	272,359	266,772	311,534

Income (loss) before income taxes	857,528	326,174	8,366	(2,127,385)
Income tax expense (benefit)	343,011	130,469	3,346	(847,636)

Net income (loss)	$514,517	$195,705	$5,020	$(1,279,749)

Net income (loss) per share
Diluted	$0.05	$0.02	$—	$(0.12)

Weighted-average common shares outstanding:
Diluted	11,327,542	11,385,165	11,183,340	11,090,777

	Three Months Ended (unaudited)

	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004

As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursement	13.3%	11.2%	9.5%	10.6%

Total revenues	113.3%	111.2%	109.5%	110.6%
Cost of services:
Project personnel and related expenses	52.3%	54.3%	53.4%	57.5%
Reimbursements	13.3%	11.2%	9.5%	10.6%

Total costs of services	65.6%	65.5%	62.9%	68.1%

Gross profit	47.7%	45.7%	46.6%	42.5%
Other operating expenses:
Sales and marketing	11.1%	11.6%	10.2%	10.4%
Recruiting, retention and training	3.4%	3.1%	3.2%	2.4%
Management and administrative	27.3%	24.9%	27.3%	51.9%

Total other operating expenses	41.8%	39.7%	40.7%	64.7%

Operating income (loss)	5.9%	0.4%	(2.2)%	(24.9)%
Interest income, net, and other	2.2%	2.3%	2.3%	3.2%

Income (loss) before income taxes	8.0%	2.7%	0.1%	(21.7)%
Income tax expense (benefit)	3.2%	1.1%	0.0%	(8.7)%

Net income (loss)	4.8%	1.6%	0.0%	(13.1)%

	Three Months Ended (unaudited)

	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005

Revenues:
Revenue before reimbursements (net revenue)	$8,655,298	$9,793,622	$9,711,439	$9,558,287
Reimbursements	890,681	1,098,823	922,038	1,017,335

Total revenues	9,545,979	10,892,445	10,633,477	10,575,622
Cost of services:
Project personnel and related expenses	5,759,094	5,319,509	5,186,851	5,493,361
Reimbursements	890,681	1,098,823	922,038	1,017,335

Total cost of services	6,649,775	6,418,332	6,108,889	6,510,696

Gross profit	2,896,204	4,474,113	4,524,588	4,064,926
Other operating expenses
Sales and marketing	613,145	691,490	638,011	647,506
Recruiting, retention and training	198,987	262,125	324,406	314,970
Management and administrative	3,635,736	2,958,204	2,789,119	2,773,207

Total other operating expenses	4,447,868	3,911,819	3,751,536	3,735,683

Operating income (loss)	(1,551,664)	562,294	773,052	329,243
Loss on investmant in affiliate	—	—	(75,749)	(66,819)
Interest income, net, and other	261,102	195,789	214,356	247,147

Income (loss) before income taxes	(1,290,562)	758,083	911,659	509,571
Income tax expense (benefit)	(520,696)	303,854	366,711	201,789

Net income (loss)	$(769,866)	$454,229	$544,948	$307,782

Net income (loss) per share
Diluted	$(0.07)	$0.04	$0.05	$0.03

Weighted-average common shares outstanding:
Diluted	11,278,663	11,711,408	11,694,423	11,477,252

	Three Months Ended (unaudited)

	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005

As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursement	10.3%	11.2%	9.5%	10.6%

Total revenues	110.3%	111.2%	109.5%	110.6%
Cost of services:
Project personnel and related expenses	66.5%	54.3%	53.4%	57.5%
Reimbursements	10.3%	11.2%	9.5%	10.6%

Total costs of services	76.8%	65.5%	62.9%	68.1%

Gross profit	33.5%	45.7%	46.6%	42.5%
Other operating expenses:
Sales and marketing	7.1%	7.1%	6.6%	6.8%
Recruiting, retention and training	2.3%	2.7%	3.3%	3.3%
Management and administrative	42.0%	30.2%	28.7%	29.0%

Total other operating expenses	51.4%	39.7%	38.6%	39.1%

Operating income (loss)	(17.9)%	5.7%	8.0%	3.4%
Loss on investment in affiliate	—	—	(0.8)%	(0.7)%
Interest income, net, and other	3.0%	2.0%	2.0%	2.6%

Income (loss) before income taxes	(14.9)%	7.7%	0.1%	(21.7)%
Income tax expense (benefit)	(6.0)%	3.1%	—	(8.7)%

Net income (loss)	(8.9)%	4.6%	—	(13.1)%

Years ended December 31, 2004 and 2005

          Revenue before reimbursements (net revenue). Net revenue is revenue excluding reimbursable expenses that are billed to our clients. Net revenue decreased $6.2 million or 14% to $37.7 million for the year ended December 31, 2005 from $43.9 million for the year ended December 31, 2004. We attribute this decrease in revenues to a lower demand for our Customer Relationship Management service offering. For the year ended December 31, 2005, we had 33 significant clients with each of these clients contributing $1.0 million to net revenue on average. We had 31 significant clients during the year ended December 31, 2004, each contributing $1.3 million to net revenue on average. We had one significant client contributing more than 10% from net revenue in 2004 and 2005.

          Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. Project personnel and related expenses decreased $4.0 million or 15% to $21.8 million for the year ended December 31, 2005, from $25.7 million for the year ended December 31, 2004. This decrease resulted from reduction in consulting headcount, partially offset by increased compensation due to the buyout of stock options. Total costs associated with the buyout of stock options were $292,000. We employed 191 and 205 consultants on December 31, 2005 and 2004, respectively. Further, project personnel and related expenses were reduced both in 2004 and 2005 by a downward adjustment in the allowance for doubtful accounts of $50,000. Our allowance for doubtful accounts was $400,000 as of December 31, 2005, compared to $450,000 as of December 31, 2004. We base our estimates on our historical collection and write-off experience, current trends, and percentage of our accounts receivable by aging category. The revised balances reflect more accurately our exposure to loss from non-paying customers, due to the higher number of established relationships with long term clients. The adjustments in both years were not due to any write-off of a specific customer account.

          Project personnel and related expenses represented 57.7% of net revenue for the year ended December 31, 2005, compared to 58.6% for the year ended December 31, 2004. This slight decrease is due to lower headcount and lower project personnel total compensation charges. Net revenue per consultant was $210,000 in the year ended December 31, 2005, up from $194,000 in the year ended December 31, 2004. The change in net revenue per consultant versus the prior year is a result of the increase in consultants’ utilization combined with a rise in the average effective hourly rates of our consultants.

          Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups as well as costs to execute marketing programs. Sales and marketing expenses decreased $2.2 million or 46% to $2.6 million for the year ended December 31, 2005 from $4.8 million in 2004. This decrease is due to a combination of a cutback in marketing activities, a reduction in sales and marketing headcount and a reduction in incentive bonuses, partially offset by an increase in compensation expense recorded as part of the offer to buy out stock options in March of 2005. Total costs associated with the buyout of stock options previously granted to sales and marketing personnel were $119,000. Total sales and marketing headcount was 14 as of December 31, 2003, 11 as of December 31, 2004 and 9 as of December 31, 2005. Sales and marketing expenses as a percentage of net revenue dropped in 2005 to 6.9% from 10.9% in 2004.

          Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. Recruiting, retention and training expenses decreased by $0.2 million or 18% to $1.1 million for the year ended December 31, 2005 from $1.3 million for the year ended December 31, 2004. The decrease in spending results primarily from lower recruiting costs due to a decline in the number of personnel recruited and less human resources spending due to lower company-wide headcount. The total number of employees declined from 250 as of December 31, 2004 to 233 as of December 31, 2005. Total recruiting retention and training headcount was 3 as of December 31, 2003, 7 as of December 31, 2004 and 5 as of December 31, 2005. Recruiting, retention and training expenses as a percentage of net revenue decreased to 2.9% for the year ended December 31, 2005 from 3.1% in 2004.

          Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance, and depreciation and amortization of capitalized computers, purchased software and property. Management and administrative expenses decreased $2.0 million or 14% to $12.2 million for the year ended December 31, 2005 from $14.1 million in 2004. For the year ended December 31, 2005, management and administrative expenses increased to 32.2% as a percent of net revenue from 32.1% in the prior year period, as net revenue declined at a faster rate than management and administrative expenses. In October 2004 Inforte’s executive team authorized a plan to reduce its office space to better align with its space needs. The total reduction of office space was 41,345 square feet which resulted in a one-time charge of $2.1 million posted as part of management and administrative expenses in the fourth quarter of 2004. In January 2005 Inforte’s board of directors approved a capital restructuring plan that included an offer to Inforte’s employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. Of the total one-time expense of $1.3 million, $0.9 million was charged to the management and administrative line of the Consolidated Statement of Operations in the first quarter of 2005. Excluding these one-time charges in 2004 and 2005 total management and administrative expenses were $12.0 million and $11.3 million or 27.2% and 29.8% of net revenue in 2004 and 2005, respectively. Total management and administrative headcount was 19, 27 and 28 as of December 31, 2003, 2004 and 2005, respectively.

          Interest income, net and other. During the year ended December 31, 2005, interest income, net and other decreased $0.2 million, or 15% to $0.9 million. The decrease is due to the lower average cash balance as a result of Inforte’s one-time cash distribution to stockholders as well as of the acquisitions of COMPENDIT and GTS Consulting.

          Loss on investment in affiliate. In May 2005 Inforte entered into a Limited Liability Company Agreement of Provansis LLC An Inforte Company (Provansis), by and among Inforte, Primary Knowledge, Inc. (PKI), and Mr. Ronald Meyer. Pursuant to the Agreement, Inforte, PKI and Mr. Meyer, the Chief Executive Officer of the newly formed entity, are members in Provansis LLC. Initially, Inforte contributed $2,000,000 in cash for a 19% membership interest. Under the terms of the Agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of the investee included in Inforte’s statement of operations were $142,569 in 2005.

          Income tax expense. Income tax benefit for the year ended December 31, 2004 was 39.6% of pre-tax loss versus income tax expense of 39.6% of pre-tax income in 2005. The effective tax rate of 39.6% in both years approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes.

Years ended December 31, 2003 and 2004

          Revenue before reimbursements (net revenue). Net revenue is revenue excluding reimbursable expenses that are billed to our clients. Net revenue increased $11.3 million or 35% to $43.9 million for the year ended December 31, 2004 from $32.7 million for the year ended December 31, 2003. We attribute this increase in revenues in part to the acquisition of our new SAP practice as well as to an increased demand for our services. For the year ended December 31, 2004, we had 31 significant clients with each of these clients contributing $1.3 million to net revenue on average. We had 24 significant clients during the year ended December 31, 2003, each contributing $1.2 million to net revenue on average. We had one significant client contributing more than 10% from net revenue each in 2004 and two clients contributed more than 10% from net revenue in 2003.

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

          Project personnel and related expenses represented 58.6% of net revenue for the year ended December 31, 2004, compared to 52.9% for the year ended December 31, 2003. This increase is due to the higher use of subcontractors in 2004 in addition to higher project personnel compensation charges. Net revenue per consultant was $194,000 in the year ended December 31, 2004, down from $217,000 in the year ended December 31, 2003. The change in net revenue per consultant versus the prior year is a result of the decrease in consultants’ utilization combined with a decline in the average effective hourly rates of our consultants.

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

Liquidity and Capital Resources

          Cash and cash equivalents decreased from $20.8 million as of December 31, 2004 to $10.4 million as of December 31, 2005. Short-term marketable securities decreased from $24.7 million as of December 31, 2004 to $22.6 million as of December 31, 2005. Long-term marketable securities decreased from $12.1 million as of December 31, 2004 to zero as of December 31, 2005. Short-term and long-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents, short-term and long-term marketable securities decreased from $57.6 million to $32.9 million during the year ended December 31, 2005.

          During 2005, Inforte’s cash flow from operations was $1.9 million. Excluding the impact of the capital restructuring, cash flow from operating activities was $2.7 million during 2005. Financing activities resulted in a cash outflow of $17.1 million, primarily a result of the one-time cash distribution of $1.50 per share of common stock in the second quarter of 2005 which was $17.4 million. Cash inflow from investing activities was $5.1 million and was due to maturities of short-term and long-term securities of $13.6 million offset partially by the cash payments related to the COMPENDIT and GTS Consulting, Inc. acquisitions of $5.3 million, investment of $2.7 million, including $0.7 million from a note receivable, in Provansis LLC, a joint venture in which Inforte owns 19% and purchases of property and equipment of $0.4 million. Our collection and credit policies remained unchanged in 2005 and none of the activity presented on the statement of cash flows was affected by alterations in our cash-management practices.

          In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allowed Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2005, we have made no repurchases under this second program. As of December 31, 2005, the public float (shares not held by executive officers and directors) totaled 8.4 million shares or 67% of total outstanding shares.

          On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing. An additional cash payment of $0.5 million was paid in May of 2004 based on a closing statement calculation of cash less transaction costs. A supplementary cash amount of $6.3 million was paid in two equal installments in January 2005 and 2006.

          On July 15, 2005 Inforte acquired all of the outstanding shares of capital stock of GTS Consulting, Inc. (“GTS”), a marketing analytics services firm. Inforte paid $2.1 million in cash at closing. As part of the purchase price, Inforte will pay an additional $1 million, payable in two installments of $500,000 on the first and second anniversary date of the closing. Inforte is further obligated, based on the achievement of certain revenue targets during the 12-month period following the closing, to pay an additional $1 million, payable in two installments of $500,000 on the third and fourth anniversary dates of the closing. All post-closing payments under the stock purchase agreement will be made 80% in cash and 20% in unregistered common stock of Inforte, subject to contractual restrictions on resale of such stock for two years after its receipt.

          In January 2005 Inforte announced the payment of a one-time cash distribution of $1.50 per share of common stock. The record date for Inforte stockholders was set as the close of business on April 5, 2005 and total cash distribution of approximately $17.4 million was paid to stockholders on April 15, 2005.

          Inforte believes that its current cash, cash equivalents and marketable securities will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

          All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S., U.K., German and Indian banks, high-grade municipal and U.S. government agencies bonds and other high quality and short-term obligations of U.S. companies. Short-term and long-term marketable securities are available for-sale securities that are recorded at fair market value. The difference between amortized cost and fair market value, net of tax, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

          As of December 31, 2005, Inforte had a total of up to $4.8 million in deferred business acquisition cash obligations, of which $3.2 million was paid in January 2006 and $1.6 million is payable in four equal installment in July 2006, 2007, 2008 and 2009. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, primarily from the cash generated from the operations of the acquired businesses. In addition to the purchase price obligation for the COMPENDIT and GTS acquisitions, Inforte assumed two operating leases from COMPENDIT and one operating lease from GTS. The three assumed operating leases are for renting of office space.

          Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other cash commitments. The table below identifies all future cash commitments.

	Payments Due by Period

Contractual Obligations	Total	2006	2007	2008	2009	2010

	(in thousands)
Long-term debt	—	—	—	—	—	—
Capital lease obligations	—	—	—	—	—	—
Operating leases	$3,234	$1,244	$627	$618	$379	$366
Unconditional purchase obligations	—	—	—	—	—	—
Other long-term obligations	4,750	3,550	400	400	400	—

Total contractual cash obligations	$7,984	$4,794	$1,027	$1,018	$779	$366

Inforte has several sublease agreements for unused office space located in Chicago and Irvine, California. Total rent receivable on these sublease contracts is $490,701, $111,368 and $67,180 for the years 2006, 2007 and 2008, respectively.

Critical Accounting Policies and Estimates

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

          Revenue recognition, losses on fixed-price contracts, deferred revenue. Inforte recognizes revenue when all of the following four criteria are met: persuasive evidence exists that Inforte has an agreement, service has been rendered, its price is fixed or determinable and collectibility is reasonably assured. Inforte recognizes net revenue from fixed-price contracts based on the ratio of hours incurred to total estimated hours. The cumulative impact of any change in estimated hours to complete is reflected in the period in which the changes become known. Inforte recognizes time-and-materials net revenue as it performs the services. In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force issued Topic 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred stating these costs should be characterized as revenue in the income statement if billed to customers.

          Inforte recognizes revenues related to reimbursable expenses as the reimbursable expenses are billed. Inforte only recognizes reimbursable expenses when all of the following three criteria are met: persuasive evidence exists that Inforte has an agreement that includes the reimbursement of such expenses, the reimbursable expenses have been incurred and billed, and collectibility is reasonably assured.

          For presentation purposes, Inforte shows two components of total revenue: 1) revenue before reimbursements, which it calls net revenue, consisting of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements it receives from clients for out-of-pocket expenses incurred. Inforte breaks out reimbursements in its presentation of revenue because it believes net revenue, i.e., total revenues less reimbursements, is a more meaningful representation of its economic activity than total revenues, since the former excludes zero-margin pass-through expenses that in its opinion are not pertinent to business fundamentals, financial statement analysis, or the investment decision and, in fact, may mask trends in underlying performance and moreover are not controllable.

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

          Stock compensation. At December 31, 2005, Inforte has three stock-based employee compensation plans, which are described more fully in footnote 9 of the Consolidated Financial Statements. We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to options issued to employees. All options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for the option grants related to the acquisition of COMPENDIT.

          In January 2005 Inforte announced a capital restructuring plan that included an offer to Inforte’s employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. In the case where eligible employees had elected to cancel their options and receive cash, Inforte recognized the related compensation expense at the time when the offer was made, February 9, 2005. On the date of the offer, February 9, 2005, the maximum cash settlement amount was accrued as a liability. For the options where the cash offer was later accepted, the liability was settled with the cash payment. The cash offer was not declined for any of the eligible options. In the alternative case when employees elected to cancel their options and receive restricted stock, the total non-cash compensation expense will be expensed ratably over a four-year period. This amount will be expensed over four years because the stock would vest over a four-year period, starting in the first quarter of 2005. The options in this category were subject to variable accounting treatment from the date of the offer until the offer was accepted. Those options for which the restricted stock offer was declined were immediately vested and continue to be subject to variable accounting treatment thereafter until those options are exercised or cancelled or expire unexercised or until after January 1, 2006 when we adopted SFAS 123R. Variable accounting treatment means that the value of each option will be measured and adjusted each reporting period based on the intrinsic value of the option in the reporting period. Employees with unexercised vested options after the one-time distribution with a strike price less than $9.00 were granted common stock as compensation for the estimated loss in option value due to the one-time distribution. On April 20, 2005 Inforte issued 106,586 such shares.

          On October 1, 2005, the Compensation Committee of the board of directors approved a bonus plan that provides incentives to a small group of senior-level officers and employees of Inforte. Restricted stock granted under the bonus plan vests based upon (1) the achievement of designated performance targets established by the Compensation Committee and (2) the lapse of designated vesting periods during which recipients of grants must remain employed on a continuous basis by Inforte. Under this bonus plan, as of December 31, 2005, eight individuals have been granted restricted stock totaling, in the aggregate, 783,723 shares of Inforte’s common stock. Total expense related to this restricted stock grant is based on the market price at grant date and involved assumptions to project future performance targets and employee tenure. Total estimated cost is then prorated over the employment-based vesting period of the grants.

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

          Goodwill and Other Intangible Assets. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a valuation methodology based on historical performance and industry specific multiples. This requires significant judgments and changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

          Restructuring and Other Related Charges. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. In October 2004, Inforte’s executive team authorized a plan to reduce its office space to better align with its space needs. These steps included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our office space was approximately 43,881 square feet at the time the plan was executed. On July 1, 2005 one of the original lease agreements was amended to reduce total abandoned office space to 27,341 square feet. Total charges related to this reduction of space are estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed. If we vacate additional space, if future sub-lease income is less than estimated, if we buy-out of leases or if we are unable to sublease our vacated space, additional charges or credits in future periods will be necessary.

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

Recently Issued Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS 123R is effective for the first interim or annual reporting period that begins after December 15, 2005.

          Inforte adopted SFAS 123R on January 1, 2006, using the Statement’s modified prospective application method. Adoption of SFAS 123R will not affect Inforte’s cash flows, financial position, or results of operations. Prior to December 31, 2005 Inforte used the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense was recognized for share purchase rights granted under the Inforte’s employee stock option and employee share purchase plans. After the implementation of the capital restructuring plan, Inforte has significantly reduced its exposure to option expensing by reducing options outstanding from 2.6 million at the end of 2004 to 0.5 million at the end of 2005. All options outstanding as of December 31, 2005 were fully vested and there will be no compensation expense related to these options at the time of adoption of SFAS 123R.

          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. Inforte does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial statements.

Subsequent Events

          On March 6, 2006, Inforte and David Sutton agreed upon the terms of Mr. Sutton’s separation of employment from Inforte, effective March 6, 2006. The agreement between Inforte and Mr. Sutton provides for a termination of Mr. Sutton’s employment as the company’s Chief Executive Officer and, to facilitate the transition of his responsibilities, his engagement as a strategic advisor for Inforte for a period ending August 31, 2006. Mr. Sutton will receive consideration of $150,000 and a continuation of healthcare benefits; a fee of $50,000 for his services as a strategic advisor; as well as a cash payment of $400,000 for all Mr. Sutton’s unvested shares of restricted stock and vested stock options. All options and unvested shares of restricted stock of Mr. Sutton will be terminated. Inforte has agreed to release Mr. Sutton from his post-termination covenant not to compete, but he will remain subject to his covenant not to solicit Inforte’s clients or employees. Additionally, he remains bound by his confidentiality obligations to the company, as provided under his employment agreement.

          The Inforte’s board of directors has appointed Stephen Mack as the new President and Chief Executive Officer, effective March 6, 2006. Mr. Mack was the former President and Chief Operating Officer of Inforte. He joined the company shortly after its founding and co-led Inforte for nine years, transitioning in 2003 from director, President and Chief Operating Officer to a non-executive role on the board of directors. Since 2003, Mr. Mack has continued serving as a director of Inforte. Inforte intends to commence a search for a new Chief Executive Officer in the near future.

          The full text of the agreement is filed as an exhibit in this Annual Report on Form 10-K.

          On March 28, 2006, Inforte signed an amendment to the Limited Liability Company Agreement of Provansis LLC, dated May 20, 2005 between Inforte and Primary Knowledge, Inc. (PKI) to extend the time Inforte has available to exercise the options to achieve 51% ownership in Provansis, in return for approximately $2,000,000. Under the amended terms of the agreement, Inforte’s options to achieve 27%, 31%, 35% and 51% of ownership may be exercised until November, 2005, February, 2006, April 2006 and August, 2006, respectively. Additionally, all option expiration dates can be extended further until a pending unresolved matter between a company that provides services to Provansis and a third party has been resolved; provided, however, no Inforte option termination date is extended beyond December 31, 2006. Inforte will not be able to exercise an option unless the preceding option or options are also exercised but may choose to exercise all or all of the due options simultaneously.

          The full text of the agreement is filed as an exhibit in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

          During 2005, our international revenues were over 37% of our total net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations.

Interest Rate Risk

          As of December 31, 2005 Inforte’s total cash, cash equivalents, short-term and long-term marketable securities equaled $32.9 million. During 2005, interest income represented 42% of Inforte’s pre-tax income, excluding the one-time charge of $1.3 million related to the capital restructuring. As a result, fluctuations in interest rates can have a significant impact on our net income (loss) per share. We estimate that the impact on interest income from a 1 percentage point change in interest rates could change our annual net income (loss) per share by approximately $0.03 per diluted share. Our estimate is calculated using investment balances as of December 31, 2005 and diluted weighted average shares outstanding for the year then ended.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

          The following consolidated financial statements, and the related notes thereto, of Inforte and the Report of Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

Stockholders and Board of Directors of:
Inforte Corp. and Subsidiaries

          We have audited the accompanying consolidated balance sheet of Inforte Corp. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inforte Corp. as of December 31, 2005 and 2004, and the results of their operations, their changes in stockholders’ equity, and their cash flows for the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois
February 28 2006, except for Note 18, as to which the date is March 28, 2006

INFORTE CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2005

Assets
Current assets:
Cash and cash equivalents	$20,817,132	$10,352,964
Short-term marketable securities	24,657,397	22,591,074
Accounts receivable, less allowance for doubtful accounts of $450,000 at December 31, 2004 and $400,000 at December 31, 2005	7,040,546	8,059,918
Prepaid expenses and other current assets	872,461	1,021,742
Income taxes recoverable	1,024,661	124,153
Interest receivable on investment securities	382,863	199,326
Deferred income taxes	2,662,396	483,869
Note receivable from affiliate	—	684,085

Total current assets	57,457,456	43,517,131
Computers, purchased software and property, net	1,093,454	981,153
Long-term marketable securities	12,105,539	—
Goodwill and intangible assets	11,726,215	15,279,537
Investment in affiliate	—	1,857,431
Deferred income taxes	207,405	2,757,696

Total assets	$82,590,069	$64,392,948

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$756,240	$357,070
Income taxes payable	1,309,398	920,474
Accrued expenses	2,363,576	3,594,754
Accrued loss on disposal of leased property	2,277,551	845,316
Current portion of deferred acquisition payment	3,150,000	3,650,000
Deferred revenue	1,667,222	1,678,882

Total current liabilities	11,523,987	11,046,496
Non-current liabilities:
Non-current portion of deferred acquisition payment	3,150,000	1,500,000
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding at December 31, 2004 and 2005	—	—
Common stock, $0.001 par value; authorized — 50,000,000 shares; issued and outstanding — 11,107,413 as of December 31, 2004 and 12,568,405 as of December 31, 2005	11,107	12,568
Additional paid-in capital	80,652,420	74,203,634
Cost of common stock in treasury, 2,720,823 as of December 31, 2004 and 2005	(24,997,277)	(24,997,277)
Stock based compensation	181,371	1,264,795
Retained earnings	11,458,970	1,306,961
Accumulated other comprehensive income	609,491	55,771

Total stockholders’ equitv	67,916,082	51,846,452

Total liabilities and stockholders’ equity	$82,590,069	$64,392,948

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,

	2003	2004	2005

Revenues:
Revenue before reimbursements (net revenue)	$32,654,769	$43,943,146	$37,718,646
Reimbursements	4,741,760	6,107,207	3,928,877

Total revenues	37,396,529	50,050,353	41,647,523
Cost of services:
Project personnel and related expenses	17,263,130	25,733,511	21,758,815
Reimbursements	4,741,760	6,107,207	3,928,877

Total cost of services	22,004,890	31,840,718	25,687,692

Gross profit	15,391,639	18,209,635	15,959,831
Other operating expenses:
Sales and marketing	4,643,811	4,776,965	2,590,152
Recruiting, retention and training	743,244	1,341,880	1,100,488
Management and administrative	9,436,150	14,110,243	12,156,266

Total other operating expenses	14,823,205	20,229,088	15,846,906

Operating income (loss)	568,434	(2,019,453)	112,925
Loss on investment in affiliate	—	—	(142,568)
Interest income, net and other	1,379,925	1,084,139	918,394

Income (loss) before income taxes	1,948,359	(935,314)	888,751
Income tax expense (benefit)	201,058	(370,809)	351,658

Net income (loss)	$1,747,301	$(564,505)	$537,903

Net income (loss) per share:
Basic	$0.16	$(0.05)	$0.05

Diluted	$0.16	$(0.05)	$0.05

Weighted average common shares outstanding:
Basic	10,897,856	11,045,113	11,222,160

Diluted	11,017,572	11,045,113	11,504,093

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Stock Based Compensation	Treasury Stock	Retained Earnings	Other Comprehensive Income	Total Stockholders’ Equity

	Number of Shares	Amount

Balance at January 1, 2003	10,799,386	$10,799	$79,192,280	$—	$(24,997,277)	$10,276,174	$248,966	$64,730,942
Stock option and purchase plans	158,046	158	583,897	—	—	—	—	584,055
Compensation reversed related to stock options	—	—	(75,000)	—	—	—	—	(75,000)
Tax benefit of disqualifying dispositions of stock options	—	—	90,230	—	—	—	—	90,230
Comprehensive income: Foreign currency translation adjustments	—	—	—	—	—	—	276,800	276,800
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(154,212)	(154,212)
Net incomes	—	—	—	—	—	1,747,301	—	1,747,301

Comprehensive income	—	—	—	—	—	—	—	1,869,889

Balance at December 31, 2003	10,957,432	$10,957	$79,791,407	$—	$(24,997,277)	$12,023,475	$371,554	$67,200,116
Stock option and purchase plans	149,981	150	734,990	—	—	—	—	735,140
Stock based compensation	—	—	—	181,371	—	—	—	181,371
Tax benefit of disqualifying dispositions of stock options	—	—	126,023	—	—	—	—	126,023
Comprehensive income: Foreign currency translation adjustments	—	—	—	—	—	—	358,811	358,811
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(120,874)	(120,874)
Net income	—	—	—	—	—	(564,505)	—	(564,505)

Comprehensive income	—	—	—	—	—	—	—	(326,568)

Balance at December 31, 2004	11,107,413	$11,107	$80,652,420	$181,371	$(24,997,277)	$11,458,970	$609,491	$67,916,082
Stock option and purchase plans	1,460,992	1,461	243,451	—	—	—	—	244,912
Stock based compensation	—	—	—	1,083,424	—	—	—	1,083,424
Tax benefit of disqualifying dispositions of stock options	—	—	(6,198)	—	—	—	—	(6,198)
Dividends	—	—	(6,686,039)	—	—	(10,689,102)	—	(17,375,141)
Comprehensive income: Foreign currency translation adjustments	—	—	—	—	—	—	(479,225)	(479,225)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(74,495)	(74,495)
Net income	—	—	—	—	—	537,093	—	537,093
Comprehensive income	—	—	—	—	—	—	—	(16,627)

Balance at December 31, 2005	12,568,405	$12,568	$74,203,634	$1,264,795	$(24,997,277)	$1,306,961	$55,771	$51,846,452

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2003	2004	2005

Cash flows from operating activities
Net income (loss)	$1,747,301	$(564,505)	$537,093
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,385,497	1,645,617	1,230,206
Loss on investment in affiliates	—	—	142,569
Non-cash stock compensation	(75,000)	181,371	1,083,424
Deferred income taxes	561,415	(1,879,098)	(296,064)
Changes in operating assets and liabilities:
Accounts receivable	188,790	(535,464)	(909,140)
Prepaid expenses and other current assets	586,385	(120,100)	29,359
Unbilled revenue	—	—	462,597
Accounts payable	332,913	(845,888)	(730,567)
Income taxes	97,789	(356,696)	511,584
Accrued expenses and other	(2,204,378)	(266,034)	(201,057)
Deferred revenue	(1.869.815)	(1.097.204)	11.660

Net cash provided by (used in) operating activities	750,897	(3,838,001)	1,871,664
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(5,666,178)	(5,325,955)
Note receivable from affiliates	—	—	(670,000)
Investment in affiliate	—	—	(2,000,000)
Proceeds from marketable securities	3,646,360	6,011,019	13,562,595
Purchases of property and equipment	(429.577)	(946,774)	(420.300)

Net cash provided by (used in) investing activities	3,216,783	(601,933)	5,146,340
Cash flows from financing activities
Stock option and purchase plans	584,055	861,163	232,516
Dividends	—	—	(17.375.141)

Net cash provided by (used in) financing activities	584.055	861,163	(17.142.625)

Effect of change in exchange rates on cash	333.433	324.915	(339.547)

Net increase (decrease) in cash and cash equivalents	4,885,168	(3,253,856)	(10,464,168)
Cash and cash equivalents, beginning of year	19.185.820	24,070,988	20.817.132

Cash and cash equivalents, end of year	$24,070,988	$20,817,132	$10,352,964

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of Business

          Inforte Corp. increases the competitive strength of its clients by providing them with insight, intelligence and an infrastructure to enable more timely and profitable decision-making. Inforte consultants combine real-world experience and strong industry, functional and analytical expertise with innovative go-to-market strategies and technology solutions, working to help ensure that its clients can drive transformational, measurable results in their customer interactions.

          Inforte Corp. owns 100% of Inforte India Holding Company, a Delaware corporation which in turn owns 100% of Inforte India Private Ltd., a company legally domiciled in India. Inforte Corp. also has 100% ownership in Inforte Managed Analytics Inc., formerly known as GTS Consulting Inc., and Inforte Deutschland GmbH.

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

Accounts Receivable, net

          Credit is extended based on evaluation of a customer’s financial condition, and generally, collateral is not required. Accounts receivable are usually due within 0 to 30 days and are stated at amounts due from customers. Accounts outstanding longer than the contractual payments terms are considered past due.

          Inforte determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, customer current ability to pay their obligations, and the condition of the general economy and the industry as a whole.

          Changes in the allowance for doubtful accounts are as follows for the years ended December 31:

	2003	2004	2005

Balance at beginning of period	$600,000	$500,000	$450,000
Bad debt expense	—	—	—
Accounts written off	—	—	—
Adjustments	(100,000)	(50,000)	(50,000)
Recoveries	—	—	—

Balance at end of period	$500,000	$450,000	$400,000

Financial Instruments

          Short-term and long-term marketable securities are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material in any of the years 2003, 2004 and 2005. Unrealized losses were accounted for in other comprehensive income and totaled $199,662 and $76,428 as of December 31, 2004 and 2005, respectively.

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

Revenue Recognition

          Inforte recognizes revenue when all of the following four criteria are met: persuasive evidence exists that Inforte has an agreement, service has been rendered, its price is fixed or determinable and collectibility is reasonably assured. Inforte recognizes net revenue from fixed-price contracts based on the ratio of hours incurred to total estimated hours. The cumulative impact of any change in estimated hours to complete is reflected in the period in which the changes become known. Inforte recognizes time-and materials net revenue as it performs the services. In November 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force issued Topic 01-14, Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred stating these costs should be characterized as revenue in the income statement if billed to customers.

          Inforte recognizes revenues related to reimbursable expenses as the reimbursable expenses are billed. Inforte only recognizes reimbursable expenses when all of the following three criteria are met: persuasive evidence exists that Inforte has an agreement that includes the reimbursement of such expenses, the reimbursable expenses have been incurred and billed, and collectibility is reasonably assured.

          For presentation purposes, Inforte shows two components of total revenue: 1) revenue before reimbursements, which it calls net revenue, consisting of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements it receives from clients for out-of-pocket expenses incurred. Inforte breaks out reimbursements in its presentation of revenue because it believes net revenue, i.e., total revenues less reimbursements, is a more meaningful representation of its economic activity than total revenues, since the former excludes zero-margin pass-through expenses that in its opinion are not pertinent to business fundamentals, financial statement analysis, or the investment decision and, in fact, may mask trends in underlying performance and moreover are not controllable.

Stock-Based Compensation

          Inforte accounts for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to options and warrants issued to employees. For options issued to employees during the year ended December 31, 2003, no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Stock-based compensation expense of $181,000 was recognized in the year ending December 31, 2004, $105,614 of which was related to option grants related to the acquisition of COMPENDIT and $75,757 was related to grants of restricted stock. Stock-based compensation expense in 2005 was $1,083,423, of which $11,086 was related to the acquisition of COMPENDIT, $713,029 was related to the capital restructuring, $131,931 was related to restricted stock grants issued after the capital restructuring, $94,877 was related to performance-based restricted stock grants and $132,500 was related to stock grants to members of the board of directors. Had Inforte applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2005, 2004 and 2003, net income (loss) and net income (loss) per share would have been as follows:

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.      Significant Accounting Policies (Continued)

	Year ended December 31,

	2003	2004	2005

Net income (loss), as reported	$1,747,301	$(564,505)	$537,093
Add: Stock-based compensation expense recorded	—	181,371	1,083,423
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects (1)	(4,553,830)	(4,311,970)	(842,229)

Pro forma net income (loss)	$(2,806,529)	$(4,695,104)	$778,287

Net income (loss), per share:
Basic — as reported	$0.16	$(0.05)	$0.05
Basic — pro forma	$(0.26)	$(0.43)	$0.07
Diluted — as reported	$0.16	$(0.05)	$0.05
Diluted — pro forma	$(0.26)	$(0.43)	$0.07

(1)

Total stock-based compensation expense, under the fair value method for the year ending December 31, 2005, was reduced by the reversal of previously expensed amounts related to stock options canceled in the first half of 2005 due to the capital restructuring plan executed in March 2005 and certain other arrangements with individual employees executed in April 2005.

          The fair value of stock options used to compute pro forma net income and pro forma net income per share is the estimated present value at grant date using the Black-Scholes option pricing model for option grants issued on or after February 17, 2000 and the minimum value method on option grants issued prior to February 17, 2000. The option pricing models assumptions were:

	2003	2004	2005

Dividend yield	0%	0%	0%
Volatility	48%-63%	45%-48%	49%
Risk-free interest rate	2.09%-2.84%	2.44%-3.50%	4.09%
Weighted-average expected option life (in years)	4.0	4.0	4.0

Income Taxes

          Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect in the periods when such differences are expected to reverse.

Net Income (Loss) per Share

          Basic and diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of: (i) common stock issuable upon the exercise of stock options and (ii) restricted stock issuable under the performance based employee compensation plans and under the agreement to acquire.

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

Foreign Currency Translation

          Assets and liabilities of Inforte’s foreign operations are translated into United States dollars at the exchange rate in effect at the balance sheet date while income and expenses are translated at the weighted-average exchange rate for the year. Translation adjustments are classified as a separate component of stockholders’ equity. Gains and losses arising from intercompany foreign currency transactions that are of a long-term-investment nature are reported in the same manner as translation adjustments.

          Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

2. Significant Accounting Policies (Continued)

Concentration of Credit Risk

          Inforte’s financial instruments consist of cash and cash equivalents, short-term and long-term marketable securities, notes and accounts receivable and accounts payable. At December 31, 2004 and 2005, the fair value of these instruments approximated their consolidated financial statement carrying amounts.

          Inforte performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Inforte maintains an allowance for potential credit losses, and such losses have been within management’s expectations.

          For the year ended December 31, 2003, three customers accounted for 8%, 16% and 13%, respectively, of net revenue and 31%, 17% and 8%, respectively, of accounts receivable at December 31, 2003. For the year ended December 31, 2004, two customers accounted for 15% and 7%, respectively, of net revenue and 2% and 11%, respectively, of accounts receivable at December 31, 2004. For the year ended December 31, 2005, two customers accounted for 13% and 5%, respectively, of revenue and 19% and 11%, respectively, of accounts receivable at December 31, 2005.

Use of Accounting Estimates

          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Advertising Costs

          Inforte expenses the cost of advertising as incurred. Such costs are included in sales and marketing in the consolidated statements of operations. Advertising costs were $67,738 in 2005 and immaterial in 2003 and 2004.

3.      Financial Instruments

          The portfolio of short-term and long-term marketable securities (including cash and cash equivalents) consisted of the following:

	Year ended December 31, 2004			Year ended December 31, 2005

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Market Value	Amortized Cost	Gains Unrealized Gains (Losses)	Fair Market Value

Cash	$9,267,131	$—	$9,267,131	$10,352,964	$—	$10,352,964
Municipal notes/bonds	19,007,999	(6,657)	19,001,342	10,600,000	—	10,600,000
Corporate bonds	14,954,659	(89,239)	14,865,420	5,067,503	(49,423)	5,018,080
Corporate auction preferreds	3,550,000	—	3,550,000	—	—	—
U.S. government agencies	10,999,941	(103,766)	10,896,175	7,000,000	(27,006)	6,972,994

	$57,779,730	$(199,662)	$57,580,068	$33,020,467	$(76,429)	$32,944,038

          Inforte considers all marketable securities with maturities of one year or less as of December 31, 2004 or December 31, 2005 to be short term. Long-term marketable securities consist of marketable securities with remaining maturities of greater than twelve months. Short-term and long-term available-for-sale securities have contractual maturities of more that twelve months but are classified as available-for-sale and therefore immediately sellable if a business or liquidity need arises.

          Contractual maturities of investments in available-for-sale debt securities December 31, 2004 and 2005:

	Year ended December 31, 2004		Year ended December 31, 2005

	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value

Less than one year	$32,299,171	$32,237,527	$15,667,503	$15,618,080
Due in 1-2 years	5,213,487	5,179,235	—	—

Investment in debt securities	$37,512,658	$37,416,762	$15,667,503	$15,618,080

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.      Accrued expenses and accrued loss on disposal of leased property

          Accrued expenses as of December 31, 2004 and 2005:

	Year ended December 31, 2004	Year ended December 31, 2005

Compensation and employee benefits	$1,222,493	$1,437,242
Professional and ancillary services	565,540	873,779
Payroll, sales and other non-income taxes	485,473	1,283,733
Rent	90,070	—

Total accrued expenses	$2,363,576	$3,594,754

          During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of Chicago facilities consist of contractual rental commitments for office space being vacated and unamortized leasehold improvements related to this space less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our Chicago office space was approximately 17,770 square feet, all of which were vacated as of December 31, 2001. Total charges related to this reduction of office space in 2002 were $605,062 and there was a reversal of previously recognized losses of $145,978 in 2003. These charges as well as the loss reversal were recorded as a component of management and administrative expenses in the 2002 and 2003 Consolidated Statement of Operations. If Inforte vacates additional space, if future sublease income is less than estimated, or if it is unable to sub-lease our vacated space, additional charges in future periods will be necessary.

          Charges for this restructuring as of, and for the twelve months ended December 31, 2004 and 2005 were as follows:

Year ended December 31, 2004	Balance 12/31/03	Expense	Cash payments	Adjustments	Balance 12/31/04

Lease termination	$558,439	$—	$(276,580)	$—	$281,859

Year ended December 31, 2005	Balance 12/31/04	Expense	Cash payments	Adjustments	Balance 12/31/05

Lease termination	$281,859	$—	$(209,716)	$(12,191)	$59,952

          In October 2004, Inforte’s executive team authorized a plan to consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of Inforte’s office space was approximately 43,881 square feet at the time the plan was executed. During the third quarter of 2005 two of the original lease agreements were amended reducing total abandoned office space to 27,341 square feet and terminating a lease for 4,357 square feet of additional office space. Total charges related to this reduction of space are still estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed.

          Charges for this restructuring as of, and for the twelve months ended December 31, 2004 and 2005 were as follows:

Year ended December 31, 2004	Balance 12/31/03	Expense	Cash payments	Adjustments	Balance 12/31/04

Lease termination	$—	$2,143,673	$(147,981)	$—	$1,995,692

Year ended December 31, 2005	Balance 12/31/04	Expense	Cash payments	Adjustments	Balance 12/31/05

Lease termination	$1,995,692	$39,159	$(1,058,560)	$(190,927)	$785,364

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.      Computers, Purchased Software, and Property

          Computers, purchased software and property at December 31, 2004 and 2005 consist of the following

	2004	2005

Office furniture	$314,046	$71,713
Computers and equipment	1,363,107	1,113,371
Leasehold improvements	902,220	139,498
Purchased software	638,977	537,269

Total computers, purchased software and property	3,218,350	1,861,851
Less: Accumulated depreciation and amortization	2,124,896	880,698

Computers, purchased software and property, net of accumulated deprecation	$1,093,454	$981,153

          Depreciation expense related to computers, purchased software and property was $739,614, $781,263 and $788,425 in 2003, 2004 and 2005, respectively.

6.      Income Taxes

          Federal income taxes paid were $608,000 and $75,273 in 2003 and 2004, respectively, and there were no federal income taxes paid in 2005. Refunds from net operating losses and federal income taxes overpayments were $934,240 and $652,350 in 2003 and 2005, respectively. Foreign taxes paid were $1,259,831 and $886,913 in 2004 and 2005, respectively, and there were no foreign income taxes paid in 2003. State income taxes paid were $103,568, $37,762 and $90,594 in 2003, 2004 and 2005, respectively. In addition, refunds of state income taxes totaled $433,418 in 2003 and $3,086 in 2005. The state income taxes refund in 2003 was due to a net operating loss in 2001 carried back and taken as a deduction in 2000.

          Income tax expense (credit) for the years ended December 31, 2003, 2004 and 2005 consists of the following:

	2003	2004	2005

Current:
Federal	$(619,609)	$(338,072)	$(539,301)
State	(226,727)	6,739	46,780
Foreign	485,979	1,839,622	472,415

Total current provision	(360,357)	1,508,289	(20,106)
Deferred:
Federal	496,826	(1,662,918)	403,578
State	64,589	(216,180)	(31,814)

Total deferred provision (credit)	561,415	(1,879,098)	371,764

Total provision for income taxes (benefits)	$201,058	$(370,809)	$351,658

          The reconciliation of income taxes computed using the federal statutory rate of 35% for the years ended December 31, 2003, 2004 and 2005 is as follows:

	2003	2004	2005

	(in thousands)
Federal statutory income tax	$475	$(312)	$(109)
State income tax, net of federal tax benefit	(154)	(43)	(10)
Nondeductible expenses	61	153	57
Tax exempt and tax advantaged interest income	(131)	(104)	(48)
Effect of international taxes	(50)	(65)	462

Total	$201	$(371)	$352

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       Income Taxes (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2004 and 2005 are as follows:

	December 31,

	2004	2005

Deferred income tax assets:
Foreign tax credits	$1,281,710	$1,335,710
Net operating losses	217,997	1,122,671
Allowance for doubtful accounts	177,975	153,448
Accrued loss on lease	877,691	324,279
Restricted stock	—	237,531
Book over tax depreciation	171,781	61,401
Accrued bonuses, vacation and health insurance costs	124,289	70,065
Deferred rent	35,623	—
Other	(17,265)	(63,540)

Total deferred tax assets	$2,869,801	$3,241,565

          Inforte has net operating loss carry-forwards of $0.7 million and $3.0 million for U.S. federal and state jurisdictions purposes at December 31, 2004 and 2005, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire at various times beginning in 2023 and 2007, respectively. Having assessed the realizability of the deferred tax assets, Inforte believes that due to projected future taxable income, it is more likely than not that it will realize the net deferred tax assets in the foreseeable future.

7.        Net Income (Loss) per Share

          The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year ended December 31,

	2003	2004	2005

Numerator
Numerator for basic and diluted net income (loss) per common share:
Net income (loss)	$1,747,301	$(564,505)	$537,093
Denominator
Denominator for basic earnings per common share:
Weighted-average shares	10,897,856	11,045,113	11,222,160

Effect of dilutive securities:
Employee stock options	119,716	—	35,514

Resticted Stock	—	—	246,419
Denominator for diluted earnings per common share:
Adjusted weighted-average shares	11,017,572	11,045,113	11,504,093

Weighted-average anti-dilutive stock options	1,728,293	1,364,144	522,213

          The following table sets forth common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods indicated:

	Year ended December 31,

	2003	2004	2005

Weighted average effect of common stock equivalents:
Employee stock options	—	178,893	—

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Related Party Transactions

          Transactions with related parties are entered into only upon approval by a majority of the independent directors of Inforte.

          Inforte entered into an agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s former president and chief executive officer, among others, pursuant to which Marketing Scientists conveyed its interest in, or, where such conveyance may not be permitted, agreed to subcontract its right to perform under, certain contracts and prospective contracts to Inforte and Mr. Sutton granted to Inforte a fully paid, non-exclusive, non-transferable license to use the book titled, Enterprise Marketing Management. Mr. Sutton was a member and 50% owner of Marketing Scientists. In consideration for the conveyance of certain contracts and prospective contracts, Inforte agreed to pay Marketing Scientists the lesser of 30% of, or the actual gross margin realized by Inforte on, revenues recognized by Inforte in 2004 from Inforte’s performance of work with respect to such contracts or prospective contracts. Payments were payable quarterly in cash with respect to revenues recognized during the preceding quarter. As of December 31, 2005 Inforte has paid a total of $24,000 to Marketing Scientists under this agreement and there will be no additional payments. Marketing Scientists is the entity through which Mr. Sutton conducted consulting services prior to his employment as president and chief operating officer of Inforte in December 2003. In connection with its conveyance of certain contracts and prospective contracts, Marketing Scientists entered into a covenant not to compete in favor of Inforte with respect to strategy and technology consulting services. However, Marketing Scientists finished one remaining engagement, with assistance from Inforte. Inforte paid Mr. Sutton and the other owner of Marketing Scientists, who are no longer employed by Inforte, $2,195, or 2.5% each of the revenues recognized by Inforte on this work. On March 6, 2006, Mr. Sutton resigned as Inforte’s chief executive officer.

          During 2003, in consideration for strategy consulting services, Inforte agreed to pay Michael E. Porter an annual fee of $50,000 over the three years ending December 31, 2005 and issued to him 20,000 shares of Inforte restricted stock, subject to a forfeiture clause. Under the terms of the agreement, forfeiture lapses upon completion by Dr. Porter of certain predetermined objectives. In April 2004, Dr. Porter fulfilled the requirements on one of the engagement deliverables and restrictions on 7,500 shares of restricted stock lapsed. Inforte recorded $55,275 of related stock based compensation expense in the second quarter of 2004.

          In addition, in 2003, Inforte paid Mr. Porter a fee of $80,000, and reimbursed him for lodging expenses of $763, in connection with his conducting a senior executive-level strategy conference for Inforte directed towards U.K-based Inforte clients and prospects. Dr. Porter resigned from the board of directors on October 24, 2005.

          During 2003, in consideration for marketing consulting services, Inforte paid Philip Kotler a fee of $5,000. Mr. Kotler resigned from the board of directors on April 27, 2005.

9.       Stockholders’ Equity

Stock Option and Incentive Plans

          The 1995 Incentive Stock Option Plan (the “1995 Plan”) provides for the issuance of incentive stock options and nonqualified stock options to officers and other key employees of Inforte. Inforte has reserved an aggregate of 4,900,000 shares for issuance under the 1995 Plan, of which 365,000 were available for grant as of December 31, 2005. As of December 31, 2005, Inforte does not intend to issue any additional options under the 1995 Plan.

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

stock program, performance program and bonus shares program have also been established under the 1997 Plan. Awards under the restricted stock program and the performance program are earned over a period of time upon the achievement of certain criteria. Restricted share grants may not be sold or otherwise disposed of until the restrictions lapse. Performance shares are payable in cash, common stock, or a combination thereof when earned. Bonus shares allow participants to elect to receive shares of common stock in lieu of a portion or all of cash bonuses paid by Inforte.

          Equity based compensation grants in 2005 consisted of 10,000 stock options, 1,432,567 shares of restricted stock, of which 783,733 shares were from performance based restricted stock grants, and 120,451 shares of vested common stock. Compensation expense in 2005 was $13,637 for options, $654,602 for restricted stock and $415,185 for common stock grants. During 2004, 2,231 restricted shares of stock were granted to a member of Inforte’s executive team as part of his compensation package. Total stock compensation expense related to this grant was $20,482 in 2004. In 2003, 20,000 restricted shares were granted to a non-employee director for consulting services and 7,500 of these shares vested in April 2004. Stock compensation expense of $55,275 was recorded in relation to this vesting triggered by the delivery of the contracted services by the grantee. No compensation expense related to restricted shares grants was recognized in 2003 and no restricted stock grants were made in 2001 or 2002. Stock appreciation rights have not been granted as of December 31, 2005. Of the shares of common stock available under this 1997 Plan, 2,179,848 were available for grant as of December 31, 2005.

A combined summary of stock option information from the 1995 Plan and the 1997 Plan follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding on December 31, 2002	2,782,769	$13.82
Granted	894,500	8.18
Exercised	(110,937)	4.07
Canceled	(712,981)	15.04

Outstanding on December 31, 2003	2,853,351	$12.16
Granted	339,671	9.46
Exercised	(142,438)	4.81
Canceled	(420,331)	14.36

Outstanding on December 31, 2004	2,630,253	$11.84
Granted	1,563,018	0.04
Exercised	(153,837)	0.31
Canceled	(2,243,468)	11.65

Outstanding on December 31, 2005	1,795,966	$4.44
Exercisable at December 31, 2005	474,080	$10.19

	Year ended December 31,

	2003	2004	2005

Shares available for grant under 1995 Plan and 1997 Plan	1,803,213	1,864,398	2,179,848

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Stockholders’ Equity (Continued)

Range of Exercise Prices	Number of Options	Weighted Average Remaining Life (in vears)	Weighted Average Exercise Price	Exercisable Options at 12/31/05	Weighted Average Exercise Price

$0.05-43.50	2,150	3.3	$2.28	2,150	$2.28
$3.51-47.75	118,602	4.8	6.73	118,602	6.73
$7.76-49.00	263,328	7.6	8.42	263,328	8.42
$9.01-411.00	20,000	5.8	9.70	20,000	9.70
$11.01-413.97	30,000	8.3	11.22	30,000	11.22
$13.98-432.00	40.000	4.1	32.0	40.000	32.00

Total	474,080	6.6	$10.19	474,080	$10.19

          In December 1999, Inforte adopted the Employee Stock Purchase Plan (the “Purchase Plan”) reserving 200,000 shares for issuance, plus annual increases beginning in 2001 equal to the lesser of (1) 400,000 shares, (2) 2% of the total shares of common stock outstanding or (3) a number determined by the board of directors. The Purchase Plan became effective upon the completion of Inforte’s initial public offering, in February 2000. The Purchase Plan permitted eligible employees to purchase common stock, through payroll deductions at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever was lower. For the years ended December 31, 2003 and 2004, 27,109 and 12,812 shares, respectively, were purchased under the Purchase Plan with weighted average prices of $4.83 and $6.75 per share, respectively. In December of 2002 the  Purchase Plan was modified to establish the purchase price at 92% of fair market value at the date of purchase for any new enrollees of the Purchase Plan on or after December 31, 2002. The Purchase Plan was discontinued in January 2005 due to low participation and relatively high administration costs. The “evergreen provisions” of Inforte’s Amended and Restated 1997 Incentive Compensation Plan and the Amended and Restated 1999 Employee Stock Purchase Program (collectively, the “Equity Programs”) allowed for an automatic increase in the number of shares available for grant in the Equity Programs by a formulaic amount at the beginning of each year. In 2003 the board of directors abolished the “evergreen provisions” on the grounds that these provisions had been an administrative convenience in hyper growth times, but were no longer necessary, nor desirable from a governance and dilution perspective.

          Inforte has not granted options with exercise prices other than the market value on the grant date in any of the years prior to 2004. In March 2004, as part of the acquisition of COMPENDIT, Inforte granted stock options to COMPENDIT employees as a substitute for outstanding unvested options to purchase COMPENDIT shares of stock. These grants were issued with an exercise price below the market price of Inforte stock at the grant date. Compensation expense of $105,614 and $11,086, related to these stock option grants, was recorded in 2004 and 2005, respectively.

          In October 2005, the Compensation Committee of Inforte’s board of directors approved a bonus plan to provide incentives to a small group of senior-level officers and employees. The bonus plan is intended to provide additional incentives to these individuals to positively drive Inforte’s earnings performance and stock price as well as to make a long-term career at the company. Restricted stock granted under the bonus plan will vest based upon (1) the achievement of designated performance targets established by Inforte’s Compensation Committee and (2) the lapse of designated vesting periods during which recipients of grants must remain employed on a continuous basis by Inforte. Total number of shares granted under the plan as of December 31, 2005 was 783,722 of which 11,968 shares were fully vested, 59,827 shares were only performance vested and not service vested. Compensation expense related to this plan was $94,878 in 2005.

10.     Capital Restructuring and Cash Distribution to Stockholders

          On January 27, 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included (1) a special one-time dividend of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total cash consideration, including applicable payroll taxes, of $848,342, of which $292,378 was charged to project personnel and related expenses, $118,885 to sales and marketing expenses, $7,759 to recruiting, retention, and training expenses and $429,320 was charged to management and administrative expenses. Further, 707,112 options were exchanged for 310,394 shares of restricted stock and the prorated compensation expense charged in 2005 was $332,793. The total non-cash compensation expense related to the restricted stock

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.       Capital Restructuring and Cash Distribution to Stockholders (Continued)

grants will be expensed ratably over a four-year period as the stock vests over a four-year period, starting on the grant date of March 21, 2005. The maximum total compensation charges associated with the restricted stock grants related to this capital restructuring are $426,220, $426,220, $427,387 and $92,250 for 2006, 2007, 2008 and 2009, respectively

          Inforte also paid $90,000 in professional fees associated with the implementation of the capital restructuring plan. Inforte granted common stock to employees who had unexercised vested stock options as of the dividend payment date. The total compensation expense related to these common stock grants was $378,000 and was recorded as part of management and administrative expenses on the statement of operations for the first quarter of 2005. On April 20, 2005 Inforte issued 106,586 shares of common stock related to this grant.

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

11.     Lease Commitments

          Inforte leases certain office facilities under noncancelable operating leases that expire at various dates through 2010.

          At December 31, 2005, Inforte was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

2006	$1,243,758
2007	626,588
2008	618,411
2009	379,368
2010	365,719

Total minimum lease payments	$3,233,844

          Rent expense for operating leases was $1,828,388, $4,155,543 and $900,898 for the years ended December 31, 2003, 2004 and 2005, respectively. The rent expense charged against 2004 earnings includes a one time charge of $2,143,673 related to a restructuring plan for office space consolidation.

          Inforte has several sublease agreements for unused office space located in Chicago and Irvine, California. Total rent receivable on these sublease contracts is $490,701, $111,368 and $67,180 for the years 2006, 2007 and 2008, respectively.

12.     Benefit Plan

          Inforte sponsors a 401(k) savings plan covering all employees. After the acquisition of GTS Consulting in July 2005, the 401(k) savings plan was modified to include employees of GTS Consulting. Inforte made no matching or discretionary contributions to the plan until January 2005 when the 401(k) was modified to include up to $1,000 per employee annual matching contributions. Total compensation paid in 2005 related to matching of employee contributions was $113,138. We do not consider administrative costs during 2003, 2004 and 2005 related to this plan to be material.

          In April 2005 the board of directors approved an amendment to the Amended and Restated Inforte Corp. 401(k) Plan which permits terminated participants with balances between $1,000 and $5,000 to be excluded from the plan effective May 28, 2005.

          In October 2005 Inforte Deutschland GmbH established a defined-contribution pension plan for all eligible employees with contributions to start in January 2006. Under the plan employees may elect to contribute a percentage of salary, bonus or certain other earned compensation to the pension accounts, while Inforte Deutschland GmbH will contribute an amount equal to the tax savings realized under the deferred compensation tax rules governing this particular type of pension plan in Germany. No payments or contributions were made in 2005 and costs related to plan administration were immaterial.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Common Stock in Treasury

          Inforte’s board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of December 31, 2002 the entire amount authorized had been repurchased. The Board approved an additional $5.0 million stock repurchase program on August 22, 2002, although Inforte stated at that time that it had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of December 31, 2005 as no repurchases were made during the year then ended. During 2002, Inforte repurchased 1,228,121 shares of its common stock for $10.5 million at an average price of $8.55. In total, during 2001 and 2002, Inforte repurchased 2,720,823 shares of its common stock for $25.0 million at an average price of $9.19.

14.      Quarterly Financial Results (unaudited)

          The following tables set forth certain unaudited quarterly results of operations of Inforte for 2004 and 2005. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited)

	Mar. 31, 2004	Jun. 30, 2004	Sep. 30, 2004	Dec. 31, 2004

Revenues:
Revenue before reimbursements (net revenue)	$10,661,560	$11,981,679	$11,516,286	$9,783,621
Reimbursements	1,413,419	1,798,208	1,675,117	1,220,463

Total revenues	12,074,979	13,779,887	13,191,403	11,004,084
Cost of services:
Project personnel and related expenses	5,579,941	7,177,080	7,084,436	5,892,054
Reimbursements	1,413,419	1,798,208	1,675,117	1,220,463

Total cost of services	6,993,360	8,975,288	8,759,553	7,112,517

Gross profit	5,081,619	4,804,599	4,431,850	3,891,567
Other operating expenses:
Sales and marketing	1,185,896	1,392,950	1,178,187	1,019,932
Recruiting, retention and training	364,480	370,023	370,008	237,369
Management and administrative	2,907,189	2,987,811	3,142,061	5,073,182

Total other operating expenses	4,457,565	4,750,784	4,690,256	6,330,483

Operating income (loss)	624,054	53,815	(258,406)	(2,438,916)
Interest income, net, and other	233,474	272,359	266,772	311,534

Income (loss) before income taxes	857,528	326,174	8,366	(2,127,382)
Income tax expense (benefit)	343,011	130,469	3,346	(847,635)

Net income (loss)	$514,517	$195,705	$5,020	$(1,279,747)

Net income (loss) per share:
Diluted	$0.05	$0.02	$—	$(0.12)

Weighted-average common shares outstanding:
Diluted	11,327,542	11,385,165	11,183,340	11,090,777

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      Quarterly Financial Results (unaudited) (Continued)

	Three Months Ended (unaudited)

	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, `2005	Dec. 31, 2005

Revenues:
Revenue before reimbursements (net revenue)	$8,655,298	$9,793,622	$9,711,439	$9,558,287
Reimbursements	890,681	1,098,823	922,038	1,017,335

Total revenues.	9,545,979	10,892,445	10,633,477	10,575,622
Cost of services:
Project personnel and related expenses	5,759,094	5,319,509	5,186,851	5,493,361
Reimbursements	890,681	1,098,823	922,038	1,017,335

Total cost of services	6,649,775	6,418,332	6,108,889	6,510,696

Gross profit	2,896,204	4,474,113	4,524,588	4,064,926
Other operating expenses:
Sales and marketing	613,145	691,490	638,011	647,506
Recruiting, retention and training	198,987	262,125	324,406	314,970
Management and administrative	3,635,736	2,958,204	2,789,119	2,773,207

Total other operating expenses	4,447,868	3,911,819	3,751,536	3,735,683

Operating income (loss)	(1,551,664)	562,294	773,052	329,243
Loss on investment in affiliate	—	—	(75,749)	(66,819)
Interest income, net, and other	261,102	195,789	214,356	247,147

Income (loss) before income taxes	(1,290,562)	758,083	911,659	509,571
Income tax expense (benefit)	(520,696)	303,854	366,711	201,789

Net income (loss)	$(769,866)	$454.229	$544,948	$307,782

Net income (loss) per share:
Diluted	$(0.07)	$0.04	$0.05	$0.03

Weighted-average common shares outstanding:
Diluted	11,278,663	11,711,408	11,694,423	11,477,252

15.     Segment Reporting

          Inforte engages in business activities in one operating segment, which provides consulting services on both a fixed-price, fixed-time frame and a time-and-materials basis. Inforte’s services are delivered to clients in North America and Europe, and Inforte’s long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Inforte’s European operations had $6,685,322, $9,854,978 and $14,124,487 of revenues in 2003, 2004 and 2005, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker, therefore, Inforte has not disclosed asset information for each operating segment.

16.      Acquisitions

          On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing. An additional cash payment of $0.5 million was paid in cash in May 2004 based on a closing statement calculation of cash less transaction costs. A supplementary cash amount of $6.3 million will be paid into two equal installments in January 2005 and 2006. This acquisition enhanced Inforte’s ability to offer analytics and business intelligence solutions through COMPENDIT’s services partnership with SAP AG.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.      Acquisitions (Continued)

          The consolidated financial statements reflect a total purchase price of $12.5 million, consisting of the following: (i) the payment of the initial cash consideration of $5.5 million, (ii) transaction costs of $0.2 million, (iii) additional cash consideration paid after closing of the acquisition of $0.5 million, and (iv) an earnout of $6.3 million payable in January 2005 and 2006. Under the purchase method of accounting, the purchase price is allocated to COMPENDIT’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

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

          On July 15, 2005 Inforte acquired all of the outstanding shares of capital stock of GTS Consulting, Inc. (“GTS”), a marketing analytics services firm. Inforte paid $2.1 million in cash at closing. As part of the purchase price, Inforte will pay an additional $1 million, payable in two installments of $500,000 on the first and second anniversary date of the closing. Based on GTS’s achievement of certain revenue levels per customer or of aggregate revenue during the 12-month period following the closing, Inforte is further obligated to pay an additional $1 million, payable in two installments of $500,000 on the third and fourth anniversary dates of the closing. All post-closing payments under the stock purchase agreement will be made 80% in cash and 20% in unregistered common stock of Inforte, subject to contractual restrictions on resale of such stock for two years after its receipt.

          The consolidated financial statements reflect a total purchase price of $4.1 million, consisting of the following: (i) the payment of the initial cash consideration of $2.1 million, (ii) transaction costs of $0.1 million, (iii) a deferred acquisition payment of $1 million payable in two installments, 80% cash and 20% unregistered common stock each, in July 2006 and July 2007, (iv) an earnout payment of $1 million payable two in installments, 80% cash and 20% unregistered common stock each, in July 2008 and July 2009, and (v) a reduction related to the tax benefit of goodwill amortization for tax purposes of $0.1 million. Under the purchase method of accounting, the purchase price is allocated to GTS’ net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

Amount

Tangible assets:
Cash and cash equivalents	$19,262
Accounts receivable and other current assets	582,016
Property and equipment	262,881

Total tangible assets	864,159
Intangible assets:
Goodwill and other intangible assets	3,592,952

Total assets	4,457,111
Less liabilities assumed:	331,397

Net assets acquired	$4,125,714

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Acquisitions (Continued)

          Intangible assets of $81,789 were recorded at the date of the acquisition, of which $39,630 was charged as amortization in 2005. The acquisition has been treated as a purchase of assets and liabilities; therefore the intangible assets, including goodwill, are deductible for tax purposes.

         The following is a summary of total intangible assets and goodwill as of December 31, 2004 and 2005:

	Gross carrying amount		Accumulated amortization		Net book value		Weighted amortization life (months)

	2004	2005	2004	2005	2004	2005	2004	2005

Customer contacts	$126,976	$208,765	$126,976	$166,606	$—	$42,159	15	15
Goodwill	11,726,215	15,237,378	—	—	11,726,215	15,237,378	N/A	N/A

Total	$11,853,191	$15,446,143	$126,976	$166,606	$11,726,215	$15,279,537

Goodwill represents the excess of the purchase price over the fair value of the tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized but will be tested for impairment at least annually.

Inforte and GTS had one contractual agreement prior to acquisition, according to which Inforte was a subcontractor on a client service engagement originally owned by GTS. All intercompany payables and receivables were eliminated at acquisition. There were no historical transactions between Inforte and COMPENDIT.

17.     Investment in Affiliate

          Inforte has entered into a Limited Liability Company Agreement of Provansis LLC An Inforte Company (Provansis), dated May 20, 2005, by and among Inforte, Primary Knowledge, Inc. (PKI), and Mr. Ronald Meyer.

          Pursuant to the Agreement, Inforte, PKI and Mr. Meyer, the Chief Executive Officer of the newly formed entity, are members in Provansis. Initially, Inforte contributed $2,000,000 in cash for a 19% membership interest. For an initial 76% membership interest, PKI contributed to Provansis the right to market, on an exclusive basis, processing rights to use certain licensed technology in connection with the underwriting of applications for term life insurance, and has agreed to present to Provansis, on an exclusive basis, new technology using prescription data that may be developed by PKI or an affiliate of PKI. The remaining 5% of membership interest is owned by Mr. Meyer. The ownership units transferred to Mr. Meyer vest over a period of 5 years. In the event that Mr. Meyer’s employment with Provansis is terminated for any reason, unvested units held by Mr. Meyer will be forfeited and returned to Provansis. F urther, vested units held by Mr. Meyer, will, at the option of Provansis, be sold by Mr. Meyer to Provansis.

          As of December 31, 2005 Inforte recorded the initial contribution of $2,000,000 as a non-current asset on the Consolidated Balance Sheet. Under the terms of the Agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of Provansis included in Inforte’s statement of operations were $142,569 in 2005.

          The economic profits or losses of Provansis are allocated in accordance with the respective membership interests of Provansis members. As of December 31, 2005 the only owners of membership interests were PKI, Inforte and Mr. Meyer and the respective ownership percentages as of that date were 76%, 19% and 5%, respectively. The difference between the carrying value of Inforte’s investment and the equity in net assets of Provansis was immaterial as of December 31, 2005.

          Subject to certain terms and conditions, Inforte is obligated to advance certain unsecured working capital loans to Provansis at an interest rate equal to the prime rate, payable generally from 70% of available cash flow, if any, of Provansis. As of December 31, 2005 Inforte provided Provansis with $684,085 of such loans presented on the Consolidated Balance Sheet as Note receivable from affiliate. Accumulated accrued interest related to that loan was $14,085 as of December 31, 2005 and was posted on the Interest income, net and other line of the Consolidated Statement of Operations.

          Inforte provides services to Provansis, including, but not limited to, accounting, human resources and information technology services. Inforte charges Provansis for such services at cost plus 25%. Inforte billed Provansis $3,199 for services provided in 2005.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Subsequent Events

          On March 6, 2006, Inforte and David Sutton agreed upon the terms of Mr. Sutton’s separation of employment from Inforte, effective March 6, 2006. The agreement between Inforte and Mr. Sutton provides for a termination of Mr. Sutton’s employment as the company’s Chief Executive Officer and, to facilitate the transition of his responsibilities, his engagement as a strategic advisor for Inforte for a period ending August 31, 2006. Mr. Sutton will receive consideration of $150,000 and a continuation of healthcare benefits; a fee of $50,000 for his services as a strategic advisor; as well as a cash payment of $400,000 for all Mr. Sutton’s unvested shares of restricted stock and vested stock options. All options and unvested shares of restricted stock of Mr. Sutton will be terminated. Inforte has agreed to release Mr. Sutton from his post-termination covenant not to compete, but he will remain subject to his covenant not to solicit the Inforte’s clients and his confidentiality obligations to the company, as provided under his employment agreement.

          The Inforte’s board of directors has appointed Stephen Mack as the new President and Chief Executive Officer, effective March 6, 2006. Mr. Mack was the former President and Chief Operating Officer of Inforte. He joined the company shortly after its founding and co-led Inforte for nine years, transitioning in 2003 from director, President and Chief Operating Officer to a non-executive role on the board of directors. Since 2003, Mr. Mack has continued serving as a director of Inforte. Inforte intends to commence a search for a new Chief Executive Officer in the near future.

          The full text of the agreement is filed as an exhibit in this Annual Report on Form 10-K.

          On March 28, 2006, Inforte signed an amendment to the Limited Liability Company Agreement of Provansis LLC, dated May 20, 2005 between Inforte and Primary Knowledge, Inc. (PKI) to extend the time Inforte has available to exercise the options to achieve 51% ownership in Provansis, in return for approximately $2,000,000. Under the amended terms of the agreement, Inforte’s options to achieve 27%, 31%, 35% and 51% of ownership may be exercised until November, 2005, February, 2006, April 2006 and August, 2006, respectively. Additionally, all option expiration dates can be extended further until a pending unresolved matter between a company that provides services to Provansis and a third party has been resolved; provided, however, no Inforte option termination date is extended beyond December 31, 2006. Inforte will not be able to exercise an option unless the preceding option or options are also exercised but may choose to exercise all or all of the due options simultaneously.

          The full text of the amendment is filed as an exhibit in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework, issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2005.

          There has been no significant change in Inforte’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Inforte’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          On March 28, 2006, Inforte signed an amendment to the Limited Liability Company Agreement of Provansis LLC, dated May 20, 2005 between Inforte and Primary Knowledge, Inc. (PKI) to extend the time Inforte has available to exercise the options to achieve 51% ownership in Provansis, in return for approximately $2,000,000. Under the amended terms of the agreement, Inforte’s options to achieve 27%, 31%, 35% and 51% of ownership may be exercised until November, 2005, February, 2006, April 2006 and August, 2006, respectively. Additionally, all option expiration dates can be extended further until a pending unresolved matter between a company that provides services to Provansis and a third party has been resolved; provided, however, no Inforte option termination date is extended beyond December 31, 2006. Inforte will not be able to exercise an option unless the preceding option or options are also exercised but may choose to exercise all or all of the due options simultaneously.

          The full text of the amendment is filed as an exhibit in this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to our executive officers as of March 14, 2006:

Name	Age	Position

Stephen Mack	40	Chief Executive Officer and President
Nick Heyes	41	Chief Financial Officer and Secretary

          Stephen Mack was appointed as president and chief executive officer of Inforte in March 2006. Mr. Mack joined Inforte in October 1994 and has served as a director since that time. He served as Inforte’s chief operating officer and president from October 1994 to November 2003. Before joining Inforte, from February 1988 to October 1994, Mr. Mack worked at Accenture, where he was, most recently, a project manager responsible for the design and implementation of enterprise-wide operational and decision support systems for large, multinational corporations. Mr. Mack holds a Master’s degree in engineering and management from the University of Birmingham, United Kingdom.

          Nick Heyes, Inforte’s chief financial officer, a position he has held since October 2003, has served as an executive vice president at Inforte since 1999, serving on Inforte’s executive management committee during his entire tenure. Mr. Heyes is responsible for Inforte’s Finance, Human Resources, Recruiting, Information Technology and Administration functions. Mr. Heyes has managed numerous successful multi-million dollar customer strategy and solutions engagements for Global 1000 companies. He led the restructuring and extension of Inforte’s delivery organization to enable it to deliver large-scale, global projects. Prior to his role as chief financial officer, he was responsible for Inforte’s Delivery and HR operations and worked with Inforte’s practice areas to manage delivery risk and quality, develop delivery methodology and tools, assess new partnerships and technologies and manage Inforte’s resource and recruiting functions. Prior to his employment with Inforte, Mr. Heyes was an Associate Partner at Accenture. Mr. Heyes holds a Master’s degree in engineering and management from the University of Birmingham in the United Kingdom. He lives in San Francisco, California.

          Information concerning Inforte’s directors is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information concerning Inforte’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

          In October 2003, the board of directors approved and adopted the Code of Ethics applicable to all Inforte employees, including the CEO, CFO and the Treasurer of the company. The full text of the Code of Ethics, as adopted, may be viewed at  Inforte’s website at http://www.inforte.com/investor. All amendments, waivers from and provisions to the Code of Ethics will be posted on the Internet at the aforementioned website address.

          The Nominating Committee has adopted a policy pursuant to which a stockholder who has owned at least 1% of Inforte’s outstanding shares of common stock for at least one year may recommend a director candidate that the Nominating Committee will consider when there is a vacancy on the board either as a result of a director resignation or an increase in the size of the board.

Such recommendation must be made in writing addressed to the Chairperson of the Nominating Committee at Inforte’s principal executive offices and must be received by the Chairperson at least 120 days prior to the anniversary date of the release of the prior year’s proxy statement. For the 2007 annual meeting, such notice must be received by no later than November 24, 2006. Although the Nominating Committee has not formulated any specific minimum qualifications that it believes must be met by a nominee that the Committee recommends to the board, the factors it will take into account may include, but not be limited to, strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge, as outlined in the Nominating Committee charter. The Nominating Committee identifies board member candidates by searching Inforte’s existing executive and board member business networks, considering Inforte management recommendations and by surveying the general business community for individuals who have skills and experience that may benefit Inforte. Candidates meeting the minimum qualifications interview in person with management and select board members prior to final evaluation by the Nominating Committee. The Nominating Committee does not believe that there will be any differences between the manner in which it evaluates a nominee recommended by a stockholder and the manner in which it evaluates nominees recommended by other persons.

ITEM 11.	EXECUTIVE COMPENSATION

          Information concerning executive compensation is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning ownership of Inforte’s stock is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

          The following table sets forth Inforte’s securities authorized for issuance under equity compensation plans as of December 31, 2005.

Plan category	Number of shares of restricted stock outstanding	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans(l)

Equity compensation plans approved by security shareholders	1,321,886	473,980	$10.19	2,544,84
Equity compensation plans not approved by security shareholders	—	—	—	—

Total	1,321,886	473,980	$10.19	2,544,84

(1)

Includes 2,852,406 in shares available under Inforte’s 1997 Incentive Stock Option Plan, 365,000 shares available under the 1995 Incentive Stock Option Plan and 307,558 shares available under Inforte’s 1999 Employee Stock Purchase Plan. For the 1997 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance. For the 1995 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,900,000 shares for issuance. For the 1999 Employee Stock Purchase Plan, Inforte has reserved 200,000 shares for issuance. The 1999 Employee Stock Purchase Plan became effective upon the completion of the Inforte’s initial public offering, in February 2000. The “evergreen provisions” of the 1997 Incentive Compensation Plan and the 1999 Employee Stock Purchase Program (collectively, the “Equity Programs”) allowed for an automatic increase in the number of shares available for grant in the Equity Programs by a formulaic amount at the beginning of each year. In 2003, however, the board of directors eliminated the “evergreen provisions” on the grounds that these provisions had been an administrative convenience in hyper-growth times, but were no longer necessary, nor desirable from a governance and dilution perspective. See Note 9 to the Consolidated Financial Statements for additional information about the types of awards that may be granted under these plans.

On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total consideration of $785,368 and 707,112 options were exchanged for 310,394 shares of restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning certain relationships and related transactions involving Inforte’s directors and executive officers is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          The following table describes fees for professional audit services rendered by Ernst & Young LLP (“E&Y”), Inforte’s former principal accountant, for quarterly reviews as well as for fees billed for other services rendered by E&Y in the first nine months of 2003. Effective November 15, 2003, Grant Thornton LLP (“Grant Thornton”) replaced E&Y as Inforte’s independent accountants. Fees billed by Grant Thornton for the audit of our financial statements for the years ended 2004 and 2005 and for other services rendered in 2005, 2004 and the last quarter of 2003, are also included in the table below.

Ernst & Young LLP

Type of Fees	2003

Audit Fees (1)	$42,800
Audit Related Fees (2)	29,333
Tax Fees (3)	—

Total Fees	$72,133

Grant Thornton LLP

Type of Fees	2003	2004	2005

Audit Fees (1)	$90,000	$113,400	$112,250
Audit Related Fees (2)	—	71,550	25,268
Tax Fees (3)	5,517	96,387	174,489

Total Fees	$95,517	$281,337	$312,007

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

          The Audit Committee reviews and considers all independent accountant professional services when assessing auditor independence. The Audit Committee approved all audit and non-audit services provided by Inforte’s independent accountants during 2003, 2004 and 2005 on a case-by-case basis in advance of each engagement. The Audit Committee does not have a written policy or procedure for the pre-approval by category of particular audit or non-audit services.

PART IV

ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES

Financial Statements

          Inforte’s financial statements included in Item 8 of this report are listed in the index preceding the financial statements.

Statement Schedules
Financial Statement Schedules

Exhibits

2.1

Agreement of Merger among Inforte Corp., INFC Acquisition Corp., COMPENDIT, Inc. and Kevin McDonald, as Stockholder Representative, dated March 4, 2004, incorporated herein by reference to Exhibit 2.1 to Inforte’s Form 8-K, dated March 12, 2004.

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

3.3	Amended and Restated Bylaws dated January 30, 2003, incorporated herein by reference to Exhibit 3.3 to Inforte’s Annual Report on Form 10-K, dated March 28, 2003.

10.3	Amended and Restated 1995 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.4	Amended and Restated 1997 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.5	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.6	Amended and Restated 1999 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.7	Form of Director/Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.8

Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer incorporated herein by reference to Exhibit 10.8 to Inforte’s amended Annual Report on Form 10-K/A filed March 25, 2005.

10.9

Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer, incorporated herein by reference to Exhibit 10.9 to Inforte’s amended Annual Report on Form 10-K/A filed March 25, 2005.

10.10	2005 “C’ Level Compensation Plan, incorporated herein by reference to Exhibit 10.10 to Inforte’s Annual Report on Form 10-K filed March 31, 2005.

10.11	Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.11 to Inforte’s Annual Report on Form 10-K filed March 31, 2005.

10.12	Limited Liability Company Agreement of Provansis LLC, dated May 20, 2005, incorporated herein by reference to Exhibit 10.12 to Inforte’s Quarterly Report on Form 10-Q filed August 15, 2005.

10.13

Stock Purchase Agreement, dated July 15, 2005, between Inforte Corp. and Dr. Glenn T. Stoops, incorporated herein by reference to Exhibit 10.13 to Inforte’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.14

Office Lease, dated August 19, 2005, between Inforte Corp. and The Boyce Building Group, LLC, incorporated herein by reference to Exhibit 10.14 to Inforte’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.15	Agreement, dated March 6, 2006, between David Sutton and Inforte Corp.

10.16	Employment agreement, dated March 7, 2006, with Stephen Mack, Inforte’s president and chief executive officer.

10.17	Amendment No. 2 to the Limited Liability Company Ageement of Provansis LLC, dated March 28, 2006.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 certification of the Chief Executive Officer

31.2	Section 302 certification of the Chief Financial Officer

32.1	Section 906 certification of the Chief Executive Officer

32.2	Section 906 certification of the Chief Financial Officer

SIGNATURE PAGE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2006.

INFORTE CORP.

By	/s/ Stephen C.P. Mack

Stephen C.P. Mack, Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen C.P. Mack	Chief Executive Officer and President, Director	March 28, 2006

Stephen C.P. Mack

/s/ Nick Heyes	Chief Financial Officer and Secretary	March 28, 2006

Nick Heyes

/s/ Philip S. Bligh	Director and Chairperson	March 28, 2006

Philip S. Bligh

/s/ Harvey H. Bundy, III	Director	March 28, 2006

Harvey H. Bundy, III

/s/ Thomas Hogan	Director	March 28, 2006

Thomas Hogan

/s/ Ray C. Kurzweil	Director	March 28, 2006

Ray C. Kurzweil

/s/ Al Ries	Director	March 28, 2006

Al Ries

/s/ Daniel J. Taylor	Director	March 28, 2006

Daniel J. Taylor

/s/ William Nurthen	Treasurer	March 28, 2006

William Nurthen

EXHIBIT INDEX

2.1

Agreement of Merger among Inforte Corp., INFC Acquisition Corp., COMPENDIT, Inc. and Kevin McDonald, as Stockholder Representative, dated March 4, 2004, incorporated herein by reference to Exhibit 2.1 to Inforte’s Form 8-K, dated March 12, 2004.

3.1	Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

3.3	Amended and Restated Bylaws dated January 30, 2003, incorporated herein by reference to Exhibit 3.3 to Inforte’s Annual Report on Form 10-K, dated March 28, 2003.

10.3	Amended and Restated 1995 Incentive Stock Option Plan, incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.4	Amended and Restated 1997 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.5	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.6	Amended and Restated 1999 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.7	Form of Director/Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

10.8

Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer incorporated herein by reference to Exhibit to Inforte’s amended Annual Report on Form 10-K/A filed March 25, 2005.

10.9

Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer, incorporated herein by reference to Exhibit 10.9 to Inforte’s amended Annual Report on Form 10-K/A filed March 25, 2005.

10.10	2005 “C’ Level Compensation Plan, incorporated herein by reference to Exhibit 10.10 to Inforte’s Annual Report on Form 10-K filed March 31, 2005.

10.11	Form of Restricted Stock Agreement, incorporated herein by reference to Exhibit 10.11 to Inforte’s Annual Report on Form 10-K filed March 31, 2005.

10.12	Limited Liability Company Agreement of Provansis LLC, dated May 20, 2005, incorporated herein by reference to Exhibit 10.12 to Inforte’s Quarterly Report on Form 10-Q filed August 15, 2005.

10.13

Stock Purchase Agreement, dated July 15, 2005, between Inforte Corp. and Dr. Glenn T. Stoops, incorporated herein by reference to Exhibit 10.13 to Inforte’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.14

Office Lease, dated August 19, 2005, between Inforte Corp. and The Boyce Building Group, LLC, incorporated herein by reference to Exhibit 10.14 to Inforte’s Quarterly Report on Form 10-Q filed November 14, 2005.

10.15	Agreement, dated March 6, 2006, between David Sutton and Inforte Corp.

10.16	Employment agreement, dated March 7, 2006, with Stephen Mack, Inforte’s president and chief executive officer.

10.17	Amendment No. 2 to the Limited Liability Company Ageement of Provansis LLC, dated March 28, 2006.

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 certification of the Chief Executive Officer

31.2	Section 302 certification of the Chief Financial Officer

32.1	Section 906 certification of the Chief Executive Officer

32.2	Section 906 certification of the Chief Financial Officer