Form 10-Q
period 2006-03-31
INFORTE CORP
filed 2006-05-15
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-29239

INFORTE CORP.
(Exact name of registrant as specified in its charter)

Delaware	36-3909334
(State of incorporation)	(IRS Employer Identification No.)

500 North Dearborn Street, Suite 1200, Chicago, Illinois 60610
(Address of principal executive offices, including ZIP code)

(312) 540-0900
(Registrant’s telephone number, including area code)

150 North Michigan Avenue, Suite 3400, Chicago, Illinois, 60601
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    |X|      No    |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    |_|          Accelerated filer    |_|          Non-accelerated filer    |X|

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)      Yes    |_|      No    |X|

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2006 was 12,044,736.

INFORTE CORP.

INDEX

		Page No.
PART I	Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets - March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, March 31, 2006	1
	Consolidated Statements of Operations - Three Months Ended March 31, 2005 and 2006	2
	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2005 and 2006	3
	Notes to Consolidated Financial Statements	4-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3.	Qualitative and Quantitative Disclosure about Market Risk	18
Item 4.	Controls and Procedures	18
PART II.	Other Information
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	19-25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults of Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signature		27
Exhibit 31.1	Section 302 Certification of the Chief Executive Officer	28
Exhibit 31.2	Section 302 Certification of the Chief Financial Officer	29
Exhibit 32	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer	30

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

INFORTE CORP.
CONSOLIDATED BALANCE SHEETS
(000's)

	MAR 31, 2005	JUNE 30, 2005	SEPT 30, 2005	DEC 31, 2005	MAR 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,041	$9,471	$12,107	$10,353	$12,217
Short-term marketable securities	24,036	20,022	18,996	22,591	17,844
Accounts receivable	6,760	7,875	8,707	8,460	8,078
Allowance for doubtful accounts	(450)	(450)	(450)	(400)	(400)

Accounts receivable, net	6,310	7,425	8,257	8,060	7,678
Note receivable from affiliate	--	--	429	684	1,122
Prepaid expenses and other current assets	1,163	1,212	1,066	1,023	1,211
Interest receivable on investment securities	399	261	204	199	164
Deferred income taxes	2,424	1,053	1,073	484	371
Income taxes recoverable	1,042	1,013	218	124	124

Total current assets	57,415	40,457	42,350	43,518	40,731
Computers, purchased software and property	2,642	2,602	2,111	1,862	1,865
Less accumulated depreciation and amortization	1,623	1,754	1,091	881	805

Computers, purchased software and property, net	1,019	848	1,020	981	1,060
Long-term marketable securities	6,086	3,543	492	--	--
Intangible assets	--	--	64	42	27
Goodwill	11,726	11,726	14,307	15,238	15,238
Deferred income taxes	366	1,495	1,565	2,758	2,754
Investment in affiliate	--	2,000	1,924	1,857	1,783

Total assets	$76,612	$60,069	$61,722	$64,394	$61,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$710	$413	$666	$357	$406
Income taxes payable	148	260	359	920	992
Accrued expenses	2,274	2,890	3,012	3,595	3,850
Accrued loss on disposal of leased property	1,826	1,492	1,106	845	635
Current portion of deferred acquisition payment	3,150	3,150	3,650	3,650	500
Dividends declared	17,375	--	--	--	--
Deferred revenue	1,085	1,166	1,084	1,679	1,456

Total current liabilities	26,568	9,371	9,877	11,046	7,839
Non current liabilities:
Non-current portion of deferred acquisition payment	--	--	500	1,500	1,500
Stockholders' equity:
Common stock, $0.001 par value
authorized- 50,000,000 shares; issued and
outstanding (net of treasury stock)- 12,044,736 as
of Mar. 31, 2006	11	12	12	13	12
Additional paid-in capital	74,015	74,170	74,168	74,204	74,204
Cost of common stock in treasury (2,720,823 shares as
of Mar. 31, 2006)	(24,997)	(24,997)	(24,997)	(24,997)	(24,997)
Stock-based compensation	585	823	1,011	1,265	1,257
Retained earnings	--	454	999	1,307	1,636
Accumulated other comprehensive income	430	236	152	56	142

Total stockholders' equity	50,044	50,698	51,345	51,848	52,254

Total liabilities and stockholders' equity	$76,612	$60,069	$61,722	$64,394	$61,593

See notes to consolidated financial statements

INFORTE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000‘s, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2005	2006
	(Unaudited)	(Unaudited)
Revenues:
Revenue before reimbursements (net revenue)	$8,655	$9,953
Reimbursements	891	997

Total revenues	9,546	10,950
Cost of services:
Project personnel and related expenses	5,759	5,345
Reimbursements	891	997

Total cost of services	6,650	6,342

Gross profit	2,896	4,608
Other operating expenses:
Sales and marketing	613	672
Recruiting, retention and training	199	373
Management and administrative	3,636	3,201

Total operating expenses	4,448	4,246

Operating income (loss)	(1,552)	362
Loss on investment in affiliate	--	(75)
Interest income, net and other	261	280

Income (loss) before income tax	(1,291)	567
Income tax expense (benefit)	(521)	238

Net income (loss)	$(770)	$329

Earnings (loss) per share:
-Basic	$(0.07)	$0.03
-Diluted	$(0.07)	$0.03
Weighted average common shares outstanding:
-Basic	11,132	11,283
-Diluted	11,132	11,594

See notes to consolidated financial statements

INFORTE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's)

	THREE MONTHS ENDED MARCH 31,
	2005	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(770)	$329
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	384	228
Loss on investment in affiliate	--	75
Non-cash compensation	404	(8)
Deferred income taxes	79	117
Changes in operating assets and liabilities
Accounts receivable	731	382
Prepaid expenses and other current assets	(305)	(172)
Accounts payable	(46)	49
Income taxes	(1,178)	72
Accrued expenses and other	(542)	45
Deferred revenue	(582)	(223)

Net cash provided by (used in) operating activities	(1,825)	894
Cash flows from investing activities
Note receivable from affiliate	--	(421)
Deferred acquisition payment	(3,150)	(3,150)
Decrease in marketable securities	6,359	4,738
Purchases of property and equipment	(137)	(256)

Net cash provided by investing activities	3,072	911
Cash flows from financing activities
Proceeds from stock option and purchase plans	46	--

Net cash provided by financing activities	46	--

Effect of changes in exchange rates on cash	(69)	59
Increase in cash and cash equivalents	1,224	1,864
Cash and cash equivalents, beg. of period	20,817	10,353

Cash and cash equivalents, end of period	$22,041	$12,217

See notes to consolidated financial statements

Notes to consolidated financial statements
(Unaudited)
March 31, 2006

(1)     BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. (“Inforte”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Inforte’s annual report on Form 10-K (File No. 000-29239). The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.

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

	Three Months Ended March 31,
	2005	2006
	(Unaudited)
Basic weighted average shares	11,132,267	11,283,218
Effect of dilutive stock options
and contingently issuable shares	--	310,741

Diluted common and common
equivalent shares	11, 132,267	11,593,959

(3)     COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders’ equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments in marketable securities, as components of comprehensive income. Total comprehensive loss was $949,483 and total comprehensive income was $414,849 for the three months ended March 31, 2005 and 2006, respectively.

(4) CONTINGENCIES
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

Inforte has entered into a Memorandum of Understanding (the “MOU”), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. In an order dated February 15, 2005, the Court certified settlement classes and class representatives and granted preliminary approval to the settlement contemplated by the MOU with certain modifications, including that the “bar order,” or claims that would be barred by the settlement, be modified consistent with the Court’s opinion. Amended settlement documents were subsequently presented to the Court and, on August 31, 2005, the Court entered an order approving the form, substance and program of notice of the settlement to class members and further set a hearing concerning the fairness of the settlement on April 26, 2006. At the fairness hearing, certain of the underwriters objected to the settlement, arguing that their judgment reduction rights are prejudiced by the settlement. Other objectors argued that a $1 billion guaranteed recovery would be inadequate. A ruling by the Court on the motion for final approval of the settlement is pending. Certain of the underwriters that are defendants in the lawsuit have appealed the Court’s ruling granting class certification.

(5)     SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte’s services are delivered to clients in North America and Europe, and Inforte’s long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte’s European operations had $2,721,001 and $4,339,548 of revenues for the three months ending March 31, 2005 and 2006, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker; therefore, Inforte has not disclosed asset information for each operating segment or geographical location.

(6)     STOCK BASED COMPENSATION
Prior to January 1, 2006 Inforte accounted for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Inforte adopted Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), a revision to SFAS 123, Accounting for Stock-Based Compensation on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R had no effect on Inforte’s cash flows, financial position, or results of operations. All options outstanding as of January 1, 2006 were fully vested and there was no compensation expense related to these options in the quarter ended March 31, 2006.

Stock-based compensation expense of $404,000 was recognized in the quarter ending March 31, 2005, $378,000 of which was related to common stock grants, $13,000 was related to grants of restricted stock and $14,000 was related to stock options grants. Stock-based compensation expense of $18,000 was recognized in the quarter ending March 31, 2006 all of which was related to grants of restricted stock. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months ended March 31, 2005, net income and net income per share would have been as follows:

Three Months Ended March 31, 2005
(Unaudited)
Net income (loss), as reported	$(769,867)
Add: Stock-based compensation expense
recorded, net of related tax effects	403,882
Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects (1)	(319,277)
Pro forma net income (loss)	$(685,262)

Net income, per share:
Basic-- as reported	(0.07)

Basic-- pro forma	(0.06)

Diluted-- as reported	(0.07)

Diluted-- pro forma	(0.06)

(1) Total stock-based compensation, under the fair value based method for the three months ending March 31, 2005, is a net benefit due to a reversal of previously expensed amounts related to stock options canceled due to the capital restructuring plan executed in March 2005.

(7) ACQUISITIONS
On March 12, 2004, by way of a merger of a wholly owned subsidiary of Inforte with COMPENDIT, Inforte acquired all of the outstanding shares of COMPENDIT, a leading provider of SAP Business Intelligence implementation consulting services, for initial cash consideration of $5.5 million on closing. An additional cash payment of $0.5 million was paid in cash in May 2004 based on a closing statement calculation of cash less transaction costs. A supplementary cash amount of $6.3 million was paid into two equal installments in January 2005 and 2006. This acquisition enhanced Inforte’s ability to offer analytics and business intelligence solutions through COMPENDIT’s services partnership with SAP AG.

The consolidated financial statements reflect a total purchase price of $12.5 million, consisting of the following: (i) the payment of the initial cash consideration of $5.5 million, (ii) transaction costs of $0.2 million, (iii) additional cash consideration paid after closing of the acquisition of $0.5 million, and (iv) an earnout of $6.3 million paid in January 2005 and 2006. Under the purchase method of accounting, the purchase price is allocated to COMPENDIT’s net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

Amount (in thousands)
Tangible assets:
Cash and cash equivalents	$547
Accounts receivable and other current assets	2,269
Property and equipment	156

Total tangible assets	2,972
Intangible assets:
Goodwill and other intangible assets	11,853

Total assets	14,825

Liabilities assumed:	2,310

Net assets acquired	$12,515

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

Amount (in thousands)
Tangible assets:
Cash and cash equivalents	$19
Accounts receivable and other current assets	582
Property and equipment	263

Total tangible assets	864
Intangible assets:
Goodwill and other intangible assets	3,593

Total assets	4,457

Liabilities assumed:	331

Net assets acquired	$4,126

Intangible assets of $82,000 were recorded at the date of the acquisition, of which $14,000 was charged as amortization in the first quarter of 2006. The acquisition has been treated as a purchase of assets and liabilities; therefore, the intangible assets, including goodwill, are deductible for tax purposes.

The following is a summary of total intangible assets and goodwill as of March 31, 2006 (in thousands except for amortization life):

	Gross carrying amount	Accumulated amortization	Net book value	Weighted average amortization life (months)
Customer contracts	$208	$181	$27	15
Goodwill	15,238	--	15,238	N/A

Total	$15,446	$181	$15,265

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

(8)      INVESTMENT IN AFFILIATE
Inforte has entered into a Limited Liability Company Agreement of Provansis LLC An Inforte Company (Provansis), dated May 20, 2005, by and among Inforte, Primary Knowledge, Inc. (PKI), and Mr. Ronald Meyer.

Pursuant to the Agreement, Inforte, PKI and Mr. Meyer, the Chief Executive Officer of the newly formed entity, are members in Provansis. Initially, Inforte contributed $2,000,000 in cash for a 19% membership interest. For an initial 76% membership interest, PKI contributed to Provansis the right to market, on an exclusive basis, processing rights in connection with the underwriting of applications for term life insurance, and has agreed to present to Provansis, on an exclusive basis, new technology using prescription data that may be developed by PKI or an affiliate of PKI. The remaining 5% of membership interest is owned by Mr. Meyer. The ownership units transferred to Mr. Meyer vest over a period of five years. In the event that Mr. Meyer’s employment with Provansis is terminated for any reason, unvested units held by Mr. Meyer will be forfeited and returned to Provansis. Further, vested units held by Mr. Meyer, will, at the option of Provansis, be sold by Mr. Meyer to Provansis.

As of March 31, 2006, Inforte recorded the initial contribution of $2,000,000 as a non-current asset on the Consolidated Balance Sheet. Under the terms of the Agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of Provansis included in Inforte’s statement of operations were $75,000 in the first quarter of 2006.

The economic profits or losses of Provansis are allocated in accordance with the respective membership interests of Provansis’ members. As of March 31, 2006 the only owners of membership interests were PKI, Inforte and Mr. Meyer and the respective ownership percentages as of that date were 76%, 19% and 5%, respectively. The difference between the carrying amount of Inforte’s investment and the equity in net assets of Provansis was immaterial as of March 31, 2006.

Subject to certain terms and conditions, Inforte is obligated to advance certain unsecured working capital loans to Provansis at an interest rate equal to the prime rate, payable generally from 70% of available cash flow, if any, of Provansis. As of March 31, 2006 Inforte provided Provansis with $1.1 million of such loans presented on the Consolidated Balance Sheet as Note receivable from affiliate. Accumulated accrued interest related to that loan was $31,390 as of March 31, 2006 and $17,000 was posted on the Interest income, net and other line of the Consolidated Statement of Operations for the first quarter of 2006.

Inforte provides services to Provansis, including, but not limited to, accounting, human resources and information technology services. Inforte charges Provansis for such services at cost plus 25%. The amount billed to Provansis in the first quarter of 2006 was immaterial.

(9) RESTRUCTURING
During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of Chicago facilities consist of contractual rental commitments for office space being vacated and unamortized leasehold improvements related to this space less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our Chicago office space was approximately 17,770 square feet, all of which were vacated as of December 31, 2001. Total charges related to this reduction of office space as well as any subsequent loss adjustments were recorded as a component of management and administrative expenses in the 2001, 2002 and 2003 Consolidated Statement of Operations. If Inforte vacates additional space, if future sub-lease income is less than estimated, or if it is unable to sub-lease our vacated space, additional charges in future periods will be necessary.

Charges for this restructuring for the three months ended March 31, 2005 and 2006 were as follows:

3 months ended Mar. 31, 2005	Balance 12/31/04	Expense	Cash payments	Adjustments	Balance 03/31/05
Lease termination	$ 282,000	$ -	$ (63,000)	$ -	$ 219,000
3 months ended Mar. 31, 2006	Balance 12/31/05	Expense	Cash payments	Adjustments	Balance 03/31/06
Lease termination	$ 60,000	$ -	$ (55,000)	$ -	$ 5,000

In October 2004, Inforte’s executive team authorized a plan to consolidate office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of Inforte’s office space was approximately 43,881 square feet at the time the plan was executed. During the third quarter of 2005 two of the original lease agreements were amended, reducing total abandoned office space to 27,341 square feet and terminating a lease for 4,357 square feet of additional office space. Total charges related to this reduction of space are still estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed.

Charges for this restructuring for the three months ended March 31, 2005 and 2006 were as follows:

3 months ended Mar. 31, 2005	Balance 12/31/04	Expense	Cash payments	Adjustments	Balance 03/31/05
Lease termination	$ 1,996,000	$ -	$ (395,000)	$ 6,000	$ 1,607,000
3 months ended Mar. 31, 2006	Balance 12/31/05	Expense	Cash payments	Adjustments	Balance 03/31/06
Lease termination	$ 785,000	$ -	$ (155,000)	$ -	$ 630,000

(10)     CAPITAL RESTRUCTURING AND CASH DISTRIBUTION TO STOCKHOLDERS
On January 27, 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included (1) a special one-time dividend of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total cash consideration, including applicable payroll taxes, of $848,000, of which $292,000 was charged to project personnel and related expenses, $119,000 to sales and marketing expenses, $8,000 to recruiting, retention, and training expenses and $429,000 was charged to management and administrative expenses. Further, 707,112 options were exchanged for 310,394 shares of restricted stock. The total non-cash compensation expense related to the restricted stock grants will be expensed ratably over a four-year period as the stock vests over a four-year period, starting on the grant date of March 21, 2005. The maximum total compensation charges associated with the restricted stock grants related to this capital restructuring are $106,000, $141,000, $141,000 and $30,000 for last three remaining quarters of 2006 and the years 2007, 2008 and 2009, respectively.

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

(11)     INCOME TAXES
Inforte has deferred tax assets which have arisen primarily as a result of foreign tax credits related to taxes paid in 2002, 2003 and 2004 in the United Kingdom, net operating losses incurred in 2003, 2004 and 2005, as well as other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining Inforte’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As of March 31, 2006 based on historical performance and future projections of taxable income in the jurisdictions where Inforte and its affiliates operate all deferred tax assets were deemed realizable and therefore no valuation allowance was recorded.

Inforte’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, recording of a valuation allowance and as a result of acquisitions.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption “Risk Factors” appearing in this 10-Q as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including but not limited to, Inforte’s ability to: (i) effectively forecast demand and profitably match resources with demand; (ii) attract and retain clients and satisfy our clients’ expectations; (iii) recruit and retain qualified professionals; (iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while competing with their professional services organizations; (vi) compete with emerging alternative economic models for delivery, such as offshore development; (vii) effectively integrate acquired businesses; (viii) grow new areas of its business, such as business intelligence and managed analytics; (ix) identify and successfully offer the solutions that clients demand; (x) effectively compete with larger and established competitors; (xi) retain significant clients and collect sizeable accounts receivable; and (xii) implement legislative and regulatory requirements in a timely and cost efficient manner, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

Overview

Inforte helps companies acquire, develop and retain profitable customers with a unique combination of strategic, analytic and technology deployment services. Our approach enables clients to improve their understanding of customer behavior; successfully apply this insight to customer interactions; and continually analyze and fine-tune their strategies and tactics. Founded in 1993, Inforte is headquartered in Chicago with offices in Atlanta; Dallas; Delhi, India; Hamburg, Germany; Los Angeles; London; San Francisco; and Washington, D.C.

Our revenue is derived almost entirely through the performance of professional services. The majority of the services we perform are on a time and materials basis; however, we also perform services on a fixed-price basis if this structure best fits out clients’ preferences or the requirements of the project. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days. This work enables us to determine with our clients the scope of successive phases of work. These successive phases of work can be additional strategy phases, or phases for technology design and implementation, and generally last three to nine months. If a project is to be performed on a fixed price basis, the fixed price is based upon estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We typically ask clients to pay 25%-50% of our fixed price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client’s needs.

      RESULTS OF OPERATIONS`

The following table sets forth the percentage of net revenue (revenue excluding reimbursable expenses) of certain items included in Inforte’s statement of operations:

	% of Net Revenue Three Months Ended Mar. 31,
	2005		2006
Revenues:
Revenue before reimbursements (net revenue)	100.0%		100.0%
Reimbursements	10.3		10.0

Total revenue	110.3		110.0
Cost of services:
Project personnel and related expenses	66.5		53.7
Reimbursements	10.3		10.0

Total cost of services	76.8		63.7

Gross profit	33.5		46.3
Other operating expenses:
Sales and marketing	7.1		6.8
Recruiting, retention and training	2.3		3.7
Management and administrative	42.0		32.2

Total other operating expenses	51.4		42.7

Operating income (loss)	(17.9)		3.6
Loss on investment in joint venture	--		(0.8)
Interest income, net and other	3.0		2.8

Pretax income (loss)	(14.9)		5.7
Income tax expense (benefit)	(6.0)		2.4

Net income (loss)	(8	.9)%	3.3%

NON-GAAP SUPPLEMENTAL INFORMATION (UNAUDITED) (1)(2)
STATEMENTS OF OPERATIONS
(000‘s, except per share data)

	% of Net Revenue Three Months Ended March 31,
	2005	2006
Revenue before reimbursements (net revenue)	100.0%	100.0%
Operating income (loss)	(17.9)	3.6
Add: tender offer related charges	15.2	--
Add: termination of employment charges	--	5.3

Non-GAAP operating income	(2.7)%	8.9%

Net income	(8.9)	3.3
Add: tender offer related charges, net of tax effect	9.2	--
Add: termination of employment charges	--	3.2

Non-GAAP net income	0.3%	6.5%

(1)     The Non-GAAP supplemental information shows results excluding the impact of one-time charges related to the tender offer to convert certain stock options into cash and restricted stock and a one-time cash distribution to stockholders that occurred in the first quarter of 2005. The total expense of $1,316 included: (i)$848 for charges related to the exchange of stock options for cash; (ii) $378 for common stock grants to employees who had chosen not to exercise options prior to the one-time cash distribution; and (iii) $90 for professional services. The non-GAAP results are provided in order to enhance the user’s overall understanding of the company’s current and future financial performance by excluding certain items that management believes are not indicative of its core operating results and by providing results that provide a more consistent basis for comparison between quarters. Inforte presents these non-GAAP financial measures to complement results provided in accordance with GAAP, as management believes the measures help to illustrate underlying trends in our business. Inforte’s management uses these measures to establish budgets and operational goals that are communicated internally and externally, to manage our business and evaluate its performance and to assess compensation for executives. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States of America.

(2)     The Non-GAAP supplemental information shows results excluding the impact of charges related Mr. David Sutton’s termination of employment as the Chief Executive Officer of Inforte in the first quarter of 2006. The total expense of approximately $520 included: (i) the equivalent of six months’ base salary of $152; (ii) $311 for all Mr. Sutton’s unvested shares of restricted stock and vested stock options; (iii) $51 for his services as a strategic advisor; and (iv) $6 for healthcare benefits. The total charge of $520 was included in the management and administrative expenses line of the Consolidated Statement of Operations. The non-GAAP results are provided in order to enhance the user’s overall understanding of the company’s current and future financial performance by excluding certain items that management believes are not indicative of its core operating results and by providing results that provide a more consistent basis for comparison between quarters. The presentation of this additional information should not be considered in isolation or as a substitute for results prepared in accordance with accounting principles generally accepted in the United States of America.

Three months ended March 31, 2005 and 2006

Revenue before reimbursements (net revenue). Net revenue is revenue excluding reimbursable expenses that are billed to our clients. We exclude reimbursements from revenue because we believe net revenue is a more meaningful representation of our economic activity than total revenues, since the former excludes zero-margin pass-through expenses that in our opinion are not controllable, not pertinent to business fundamentals, financial statement analysis, or the investment decision and, in fact, may mask trends in underlying performance.

Net revenue increased 15% to $10.0 million for the quarter ended March 31, 2006 from $8.7 million for the quarter ended March 31, 2005. We attribute this increase in revenues to the acquisition of GTS Consulting, higher demand for services in our business intelligence (BI) competency and in the European markets where Inforte is present, partially offset by a decrease in demand for services in our customer management service offering. For the quarter ended March 31, 2006, we had 25 significant clients with each of these clients contributing, on average, $1.6 million to revenue on an annualized basis.

For the quarter ended March 31, 2005, we had 40 significant clients with each of these clients contributing, on average, $0.8 million to revenue on an annualized basis. Sequentially, net revenue increased 4% to $10.0 million in the March 2006 quarter from $9.6 million in the December 2005 quarter. In the first quarter of 2006, excluding the impact of the GTS Consulting acquisition, revenue increased 9% compared to the first quarter of 2005.

Project personnel and related expenses. Project personnel and related expenses consist of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses dropped 7% to $5.3 million for the quarter ended March 31, 2006 from $5.8 million for the quarter ended March 31, 2005. This decreases resulted from lower subcontractor costs in the first quarter of 2006 as well as from the effect of the buyout of stock options in the first quarter of 2005, partially offset by an increase in consulting headcount. Total costs associated with the buyout of stock options were $292,000 in the three months ended March 31, 2005. Excluding these one-time charges, project personnel and related expenses for the first three months of 2005 were $5.5 million or 63.2% of net revenue. We employed 190 consultants on March 31, 2006, up from 180 one year earlier. This increase in the number of chargeable consultants was primarily due to the acquisition of GTS Consulting. Project personnel and related expenses represented 53.7% of net revenue for the quarter ended March 31, 2006, down from 66.5% of net revenue for the quarter ended March 31, 2005, as revenue increased and project personnel and related expenses decreased.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the marketing and sales groups and costs to execute marketing programs. Sales and marketing expenses increased 10% to $0.7 million, or 6.8% of net revenue, for the quarter ended March 31, 2006 from $0.6 million, or 7.1% of net revenue, in quarter ended March 31, 2005. This increase is due to more investment in marketing activities partially offset by a decrease in sales headcount. Total costs associated with the buyout of stock options in March 2005 were $119,000. Excluding this one-time charge, sales and marketing expenses in the first quarter of 2005 were $0.5 million or 5.7% of net revenue. We employed five people in sales and marketing on March 31, 2006, down from eight one year earlier.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources activities; costs to recruit new employees; costs of human resource programs; and training costs. These expenses increased 87% to $373,000 for the quarter ended March 31, 2006 from $199,000 for the quarter ended March 31, 2005. As a percent of net revenue, these costs increased to 3.7% in the quarter ended March 31, 2006 from 2.3% of net revenue in the quarter ended March 31, 2005. The increase in spending results primarily from higher recruiting costs due to an increase in both the number of personnel recruited and the cost per new hire. Total headcount was 231 as of March 31, 2006 and 223 as of March 31, 2005.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses were at $3.6 million and $3.2 million for the quarters ended March 31, 2005 and 2006, respectively. As a percent of net revenue, management and administrative expenses were 32.2% for the quarter ended March 31, 2006, down from 42.0% of net revenue for the quarter ended March 31, 2005, as management and administrative expenses decreased and net revenue increased. Higher management and administrative expenses for the three months ending March 31, 2005 were primarily due to increased compensation charges and legal fees related to the stock options buyout and common stock grants, both part of the capital restructuring plan implemented in the first quarter of 2005. Total costs associated with the capital restructuring plan were $897,000. Excluding these one-time charges, management and administrative expenses were $2.7 million or 31.6% of net revenue. In the first quarter of 2006 Inforte charged $520,000 as part of the termination of employment agreement of Mr. David Sutton who resigned from his position as Chief Executive Officer on March 6, 2006. Excluding this charge, management and administrative expenses were $2.7 million or 26.9% of net revenue.

Interest income, net and other. During the quarter ended March 31, 2006, interest income, net and other, was $280,000, up from $261,000 for the quarter ended March 31, 2005. This increase in investment earnings was due to the impact of reinvestment of matured securities into similar type securities at higher market interest yields, partially offset by the effect of lower average cash balances. We expect interest income, net and other, to remain at current levels in the second quarter of 2006. The decline in cash and investments balances is primarily a result of the acquisition of GTS Consulting for $2.2 million, the cash resources invested in Provansis of $3.1 million and the earnout related to the acquisition of COMPENDIT of $3.2 million.

Income tax expense. Inforte’s effective tax rate for the March 31, 2006 quarter was 42.0% compared to a rate of 40.3% for the March 31, 2005 quarter. The effective tax rate in both quarters approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes. The slight increase in the quarter ended March 31, 2006 was due to the fact that a larger portion of Inforte’s global taxable income was realized in a jurisdiction with relatively higher statutory tax rates.

Liquidity and capital resources. Cash and cash equivalents increased from $10.4 million on December 31, 2005 to $12.2 million on March 31, 2006. Short-term marketable securities decreased from $22.6 million to $17.8 million over the same period. In total, cash and cash equivalents and short-term marketable securities dropped to $30.1 million on March 31, 2006 compared to $32.9 million on December 31, 2005. This was primarily due to the payment of an earnout related to the COMPENDIT acquisition and an increase in the notes receivable from Provansis, offset partially by positive cash flow from operations. Short-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the March 2006 quarter, Inforte’s cash flow from operations was $0.9 million. This resulted primarily from an increase in income before income taxes and a decrease in account receivable, offset by increases in deferred revenue and prepaid expenses.

There were no cash flows from financing activities in the first quarter of 2006 as employees did not exercise any stock options.

Net cash provided by investing activities for the three months ending March 31, 2006 was $0.9 million and resulted primarily from conversions of marketable securities into cash of $4.7 million, partially offset by the earnout payment related to the acquisition of COMPENDIT of $3.2 million, the note receivable from Provansis of $0.4 million, and purchases of property and equipment of $0.3 million.

In January 2005 Inforte announced a capital restructuring plan that included a one-time distribution of cash to shareholders and an offer to Inforte’s employees to exchange certain other stock options for cash. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock and 509,636 options were exchanged for a total consideration of $848,000.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002, the entire amount authorized was repurchased. At its April 26, 2006 meeting, the board of directors reauthorized a $5.0 million stock repurchase program, which had been originally authorized in August 2002. No repurchases have occurred under the prior authorized $5.0 million repurchase program and the entire amount remains authorized. As of March 31, 2006, the public float (shares not held by executive officers and directors) totaled 8.3 million shares or 69% of total outstanding shares.

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

As of March 31, 2006, Inforte had a total of $1.6 million in deferred obligations payable in cash, all related to the acquisition of GTS Consulting. The first acquisition payment of $400,000 will be paid out in July 2006. The second, third and fourth payments, $400,000 each, are due in July 2007, 2008 and 2009. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, primarily from the cash generated from the operations of the acquired businesses. In addition to the purchase price obligation for the acquisitions, Inforte assumed two operating leases from COMPENDIT and one operating lease from GTS Consulting, all related to office space.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other cash commitments. The table below identifies all future cash commitments.

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Q2-Q4 2006	2007	2008	2009	2010
Long-term debt	0	0	0	0	0	0
Capital lease obligations	0	0	0	0	0	0
Operating leases	2,776	786	627	618	379	366
Deferred acquisition payments	1,600	400	400	400	400	0
Unconditional purchase obligations	0	0	0	0	0	0
Other long-term obligations	0	0	0	0	0	0
Total contractual cash obligations	4,376	1,186	1,027	1,018	779	366

Inforte has several sublease agreements for unused office space located in Chicago and Irvine, California. Total rent receivable on these sublease contracts is $298,000 for the remaining months of 2006 and $111,000 and $67,000 for the years 2007 and 2008, respectively.

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

For presentation purposes, Inforte shows two components of total revenue: 1) revenue before reimbursements, which it calls net revenue, consisting of revenue for performing consulting services; and 2) reimbursements, consisting of reimbursements it receives from clients for out-of-pocket expenses incurred. Inforte excludes reimbursements from revenue because it believes net revenue is a more meaningful representation of its economic activity than total revenues, since the former excludes zero-margin pass-through expenses that in its opinion are not controllable, not pertinent to business fundamentals, financial statement analysis, or the investment decision and, in fact, may mask trends in underlying performance.

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

Stock compensation. As of March 31, 2006, Inforte had three stock-based employee compensation plans. Inforte adopted SFAS 123R on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R did not affect Inforte’s cash flows, financial position, or results of operations. Prior to December 31, 2005 Inforte used the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense was recognized for share purchase rights granted under the Inforte’s employee stock option and employee share purchase plans. After the implementation of the capital restructuring plan, Inforte has significantly reduced its exposure to option expensing by reducing options outstanding from 2.6 million at the end of 2004 to 0.4 million at the end of the first quarter of 2006. All options outstanding as of December 31, 2005 were fully vested and there was no compensation expense related to these options at the time of adoption of SFAS 123R.

On October 1, 2005, the Compensation Committee of the board of directors approved a bonus plan that provides incentives to a small group of senior-level officers and employees of Inforte. Restricted stock granted under the bonus plan vests based upon (1) the achievement of designated performance targets established by the Compensation Committee and (2) the lapse of designated vesting periods during which recipients of grants must remain employed on a continuous basis by Inforte. A total of 429,594 shares of common stock, owned by five employees of Inforte, were outstanding under this bonus plan as of March 31, 2006. Total expense related to this restricted stock grant was based on the market price at grant date and involved assumptions to project future performance targets and employee tenure. Total estimated cost was then prorated over the employment-based vesting period of the grants.

Bonus accruals. We have several bonus programs that are based on individual and company performance. Project-related bonuses are earned individually and are based on criteria such as utilization and project profitability. These bonuses are paid to delivery and sales personnel. Margin bonuses are earned by all employees based on company or business unit operating income performance. In addition, senior management may award discretionary bonuses. All of these bonuses are expensed in the period in which they are earned. A corresponding accrual is included on the balance sheet in accrued expenses until the bonus is paid.

Goodwill and other intangible assets. Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a valuation methodology based on historical performance and industry specific multiples. This requires significant judgments and changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Restructuring and other related charges. Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 supersedes the guidance in EITF Issue No. 94-3. In October 2004, Inforte’s executive team authorized a plan to reduce its office space to better align with its space needs. These steps included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our office space was approximately 43,881 square feet at the time the plan was executed. On July 1, 2005 one of the original lease agreements was amended to reduce total abandoned office space to 27,341 square feet. Total charges related to this reduction of space are estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed. If we vacate additional space, if future sub-lease income is less than estimated, if we buy-out leases or if we are unable to sublease our vacated space, additional charges or credits in future periods will be necessary.

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

Item 3.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

In all categories of cash, cash equivalents and short-term and long-term marketable securities, Inforte invests only in highly liquid securities of high credit quality. All short-term investments bear a minimum Standard & Poor’s rating of A1 or Moody’s investor service rating of P1. All long-term investments bear a minimum Standard & Poor’s rating of A or Moody’s investor service rating of A2.

Inforte has a large cash and marketable securities balance that generates substantial interest income. Historically, a considerable portion of Inforte’s pretax income was from interest income. Declining short-term market interest rates will have a significant impact on Inforte’s profitability as interest income drops. Thus, a drop in short-term market interest rates will increase the revenue level required to be profitable, and increases the risk that Inforte will lose money.

Item 4.    CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, Inforte’s management, including Inforte’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of Inforte’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, Inforte’s Chief Executive Officer and Chief Financial Officer concluded that Inforte’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, Inforte’s management, including Inforte’s Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of Inforte’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, Inforte’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Inforte; Philip S. Bligh, Inforte’s Chairman of the Board; and Stephen C.P. Mack and Nick Padgett, each a former executive officer of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the “Case”). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the “Multiple IPO Litigation”). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte’s initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys’ and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff’s case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff’s purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff’s claim under Section 11 of the Securities Act of 1933.

Inforte has entered into a Memorandum of Understanding (the “MOU”), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. In an order dated February 15, 2005, the Court certified settlement classes and class representatives and granted preliminary approval to the settlement contemplated by the MOU with certain modifications, including that the “bar order,” or claims that would be barred by the settlement, be modified consistent with the Court’s opinion. Amended settlement documents were subsequently presented to the Court and, on August 31, 2005, the Court entered an order approving the form, substance and program of notice of the settlement to class members and further set a hearing concerning the fairness of the settlement on April 26, 2006. At the fairness hearing, certain of the underwriters objected to the settlement, arguing that their judgment reduction rights are prejudiced by the settlement. Other objectors argued that a $1 billion guaranteed recovery would be inadequate. A ruling by the Court on the motion for final approval of the settlement is pending. Certain of the underwriters that are defendants in the lawsuit have appealed the Court’s ruling granting class certification.

Item 1A.    Risk Factors

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating Inforte and its business because such factors currently may have a significant impact on Inforte’s business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-Q, and the risk factors discussed in Inforte’s other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

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
     • identify and effectively market solutions with growing demand;
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

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected. If these vendors become subject to industry consolidation or continue to increase their professional services revenue, our revenue could be adversely affected. We currently have marketing relationships with software vendors, including SAP AG, Siebel Systems, Inc. and salesforce.com, inc. Although we have historically received a large number of business leads from these and other software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues. Historically our software partners have primarily relied on licensing fees and maintenance contracts to generate revenue. However, more recently software vendors have sought to supplement their revenue through increased implementation services for their software. This business strategy puts us in competition with our software partners on some deals, reducing client leads and our ability to develop new clients and revenue. Currently, we do not receive a significant portion of our leads through our software vendor relationships.

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

Our revenues could be negatively affected by the loss of a large client or our failure to collect a large account receivable. At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During the first quarter of 2006, our five largest clients accounted for 51% of net revenue and our ten largest clients accounted for 73% of net revenue. In the same year we had one client, BP plc, contributing more than 10% of net revenue for the year. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable. In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalty. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. The valuation of businesses that we have recently acquired is based on revenues drawn from a small number of engagements with significant clients. The loss of such a significant client engagement may result in negative adjustments to goodwill which in turn will affect our results from operations.

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

Fluctuations in our quarterly revenues and operating results due to cyclical client demand may lead to reduced prices for our stock. Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. Historically, we have experienced our greatest sequential growth during the first and second quarters. We typically experience significantly lower sequential growth in the third and fourth quarters. We attribute this to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. In 2001, this traditional seasonal pattern was overwhelmed by a cyclical decline in information technology spending, causing our net revenue to decline sequentially in each quarter of 2001. In February and March 2002, we did experience an increase in demand which did allow our net revenue in the second quarter 2002 to exceed the first quarter 2002 level. We believe that increase in demand was due to positive seasonal effects, while the subsequent lower revenue in the third quarter of 2002 was due to negative seasonal effects. In 2003, our net revenue declined sequentially for the first three quarters of the year. We believe our traditional seasonal pattern was overwhelmed by geopolitical events that took place early in 2003, the most notable of these events being the commencing of the war in Iraq. In the beginning of 2004 there was increased demand due to our development of new service offerings and a general pick-up in the economy; the third and fourth quarter of 2004 were impacted by normal seasonal effects and the commoditization of our CRM service offering. Lower demand for our CRM service offering was again the reason for the sequential drop in revenue in the first quarter of 2005. The demand for our BI service offering picked up in the second quarter of 2005 and was responsible for the increase in total net revenue. Normal seasonal trends as well as robust growth in the European markets were responsible for the relatively small changes in the third and fourth quarter net revenue. This existence of seasonal, cyclical and service offering effects makes it more difficult to predict demand, and if we are unable to predict client demand accurately in a slower growth or distressed economic environment, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

     •experience a diversion of our financial resources and management attention;
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

As of March 31, 2006 a company providing services to Provansis was involved in arbitration with a third party over alleged infringement of intellectual rights. If the outcome of this arbitration is unfavorable to that company, certain services provided to Provansis may be suspended. The cost of building alternatives for these services may increase Provansis’ costs and may cause Inforte to impair its investment in Provansis, which in turn may negatively impact Inforte’s profitability.

Because we are smaller than many of our competitors, we may not have the resources to effectively compete, causing our revenues to decline. Many of our competitors have larger client bases, longer relationships with clients, greater brand or name recognition, and significantly greater financial, technical, marketing, and public relations resources than we do. We may be unable to compete with full-service consulting companies, including the former consulting divisions of the largest global accounting firms, which are able to offer their clients a wider range of services. If our clients decide to take their strategy and technology projects to these companies, our revenues may decline. It is possible that in uncertain economic times our clients may prefer to work with larger firms to a greater extent than normal. In addition, new professional services companies may provide services similar to ours at a lower price, which could cause our revenues to decline.

Our expansion and growth internationally could negatively affect our business. In the first quarter of 2006, our international net revenue was 44% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. These risk factors may negatively impact our business.

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

Recent changes in the executive team and strategic modifications in business structure could lead to inferior financial results if this transition does not occur smoothly. Over the past three years Inforte has implemented several strategic reorganization plans that comprised of simplification of the business structure and changes in Inforte’s executive management team. In December 2003, Inforte announced the hiring of new President and Chief Operating Officer, David Sutton, and the stepping down of Stephen Mack, both effective on that date. In January 2005 Inforte announced that David Sutton had relinquished the title of Chief Operating Officer and President and assumed the position of Chief Executive Officer and that Philip Bligh, while remaining as Chairman of the Board, was stepping down as Chief Executive Officer. In March 2006 David Sutton resigned as the Chief Executive Officer and Inforte’s board of directors appointed Stephen Mack as the new President and Chief Executive Officer. Should these changes in the executive team adversely affect relationships with current partners and clients or lead to higher turnover rates, we may be unable to maintain the present level of profitability.

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

We may not be able to integrate successfully the business of recently acquired companies with Inforte’s business. While we believe that our acquisitions enhance our ability to offer analytics and business intelligence solutions to our customers, the acquired businesses may not be integrated successfully. Our limited experience with mergers and acquisitions could affect our ability to efficiently consummate and/or integrate acquisitions into our ongoing operations. Failure to integrate newly acquired businesses successfully could result in an inability to maintain revenue levels or to realize certain synergies of the acquisition, which, in turn, may negatively impact our operating results.

If Provansis does not generate positive cash flows from operations Inforte’s results may be negatively impacted or losses may be suffered. Provansis was formed in May 2005 and is not yet profitable or generating positive cash flows. As of March 31, 2006 Inforte owned 19% of Provansis and during the first quarter of 2006 recorded a loss of $75,000 for its share of Provansis’ losses. If Provansis does not become profitable or start to generate positive cash flows then this will have a negative impact on Inforte’s earnings. As of March 31, 2006 Inforte reported $1.8 million as investment in affiliate and $1.1 million as note receivable from affiliate on the Consolidated Balance Sheet.

If an event occurs or circumstances change that would more likely than not reduce the fair value of an acquired reporting unit below its carrying value we may have to charge a portion of any associated goodwill balance against profits, causing current net earning to become significantly lower or negative. The fair value of each reporting unit is estimated at least once a year using a valuation methodology based on historical performance, forward looking performance and industry specific multiples. If a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit causes the fair value of the reporting unit to decline, Inforte may have to reduce the balance of any associated goodwill, which, in turn, will negatively impact our operating results.

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

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

Our stock price could be extremely volatile, like many technology stocks. The market prices of securities of technology companies, particularly information technology services companies, have been highly volatile. We expect continued high volatility in our stock price, with prices at times bearing no relationship to Inforte’s operating performance. Inforte’s average trading volume during the first quarter of 2006 averaged approximately 18,000 shares per day. On any particular day, Inforte’s trading volume can be less than 1,000 shares, increasing the potential for volatile stock prices.

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

Officers and directors own a significant percentage of outstanding shares and, as a group, may control a vote of stockholders. As of March 31, 2006 our executive officers and directors beneficially own 31.3% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

• Philip S. Bligh                      19.5%
• Stephen C.P. Mack                9.1%

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

The authorization of preferred stock, a staggered board of directors and supermajority voting requirements will make a takeover attempt more difficult, even if the takeover would be favorable for stockholders. Inforte’s certificate of incorporation and bylaws may have the effect of deterring, delaying or preventing a change in control of Inforte. For example, our charter documents provide for:

•	the ability of the board of directors to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	the inability of our stockholders to act by written consent or to call a special meeting;

•	advance notice provisions for stockholder proposals and nominations to the board of directors;

•	a staggered board of directors, with three-year terms, which will lengthen the time needed to gain control of the board • of directors; and

•	supermajority voting requirements for stockholders to amend provisions of the charter documents described above.

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
Financial Officer pursuant to 18 U.S.C. §1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inforte Corp.
May 15, 2006	By: /s/ Nick Heyes

Nick Heyes,
Chief Financial Officer