Form 10-Q
period 2006-06-30
INFORTE CORP
filed 2006-08-14
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock as of June 30, 2006 was 11,853,576.

INFORTE CORP.

INDEX

		Page No.
Forward-Looking Statements		1
PART I	Financial Information
Item 1	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets -June 30, 2005, September 30,
	2005, December 31, 2005, March 31, 2006, June 30, 2006	2
	Consolidated Statements of Operations - Three and Six Months
	Ended June 30, 2005 and 2006	3
	Consolidated Statements of Cash Flows - Three and Six Months
	Ended June 30, 2005 and 2006	4
	Notes to Consolidated Financial Statements	5-11
Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-19
Item 3	Qualitative and Quantitative Disclosure about Market Risk	20
Item 4	Controls and Procedures	20
PART II	Other Information
Item 1	Legal Proceedings	20
Item 1A	Risk Factors	20
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3	Defaults of Senior Securities	20
Item 4	Submission of Matters to a Vote of Security Holders	20
Item 5	Other Information	20
Item 6	Exhibits	21
Signature		22
Exhibit 31.1	Section 302 Certification of the Chief Executive Officer	23
Exhibit 31.2	Section 302 Certification of the Chief Financial Officer	24
Exhibit 32	Section 906 Certification of the Chief Executive Officer
	and Chief Financial Officer	25

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption “Risk Factors” appearing in this 10-Q and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including, but not limited to, Inforte’s ability to: (i) effectively forecast demand and profitably match resources with demand; (ii) attract and retain clients and satisfy our clients’ expectations; (iii) recruit and retain qualified professionals; (iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while competing with their professional services organizations; (vi) compete with emerging alternative economic models for delivery, such as offshore development; (vii) effectively integrate acquired businesses; (viii) grow new areas of its business, such as business intelligence and managed analytics; (ix) identify and successfully offer the solutions that clients demand; (x) effectively compete with larger and established competitors; (xi) retain significant clients and collect sizeable accounts receivable; and (xii) implement legislative and regulatory requirements in a timely and cost efficient manner, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INFORTE CORP.
CONSOLIDATED BALANCE SHEETS
(000‘s)

	JUNE 30, 2005	SEPT 30, 2005	DEC 31, 2005	MAR 31, 2006	JUNE 30, 2006
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,471	$12,107	$10,353	$12,217	$10,569
Short-term marketable securities	20,022	18,996	22,591	17,844	19,266
Accounts receivable	7,875	8,707	8,460	8,078	7,683
Allowance for doubtful accounts	(450)	(450)	(400)	(400)	(400)

Accounts receivable, net	7,425	8,257	8,060	7,678	7,283
Note receivable from affiliate	50	429	684	1,122	1,537
Prepaid expenses and other current assets	1,162	1,066	1,023	1,211	1,147
Interest receivable on investment securities	261	204	199	164	133
Deferred income taxes	1,053	1,073	484	371	351
Income taxes recoverable	1,013	218	124	124	13

Total current assets	40,457	42,350	43,518	40,731	40,299
Computers, purchased software and property	2,602	2,111	1,862	1,865	2,303
Less accumulated depreciation and amortization	1,754	1,091	881	805	893

Computers, purchased software and property, net	848	1,020	981	1,060	1,410
Long-term marketable securities	3,543	492	--	--	--
Intangible assets	--	64	42	27	14
Goodwill	11,726	14,307	15,238	15,238	15,126
Deferred income taxes	1,495	1,565	2,758	2,754	2,748
Investment in affiliate	2,000	1,924	1,857	1,783	1,721

Total assets	$60,069	$61,722	$64,394	$61,593	$61,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$413	$666	$357	$406	$1,152
Income taxes payable	260	359	920	992	306
Accrued expenses	2,890	3,012	3,595	3,850	3,195
Accrued loss on disposal of leased property	1,492	1,106	845	635	486
Current portion of deferred acquisition payment	3,150	3,650	3,650	500	500
Deferred revenue	1,166	1,084	1,679	1,456	1,197

Total current liabilities	9,371	9,877	11,046	7,839	6,836
Non current liabilities:
Non-current portion of deferred acquisition payment	--	500	1,500	1,500	1,500
Stockholders' equity:
Common stock, $0.001 par value
authorized- 50,000,000 shares; issued and
outstanding (net of treasury stock)- 11,853,576 as
of Jun. 30, 2006	12	12	13	12	12
Additional paid-in capital	74,993	75,179	75,469	75,461	75,487
Cost of common stock in treasury (2,720,823 shares as
of Jun. 30, 2006)	(24,997)	(24,997)	(24,997)	(24,997)	(24,997)
Retained earnings	454	999	1,307	1,636	2,056
Accumulated other comprehensive income	236	152	56	142	424

Total stockholders' equity	50,698	51,345	51,848	52,254	52,982

Total liabilities and stockholders' equity	$60,069	$61,722	$64,394	$61,593	$61,318

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(000‘s, except per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenue before reimbursements
(net revenue)	$9,794	$9,573	$18,449	$19,526
Reimbursements	1,099	889	1,990	1,886

Total revenues	10,893	10,462	20,439	21,412
Cost of services:
Project personnel and related expenses	5,321	5,442	11,080	10,787
Reimbursed expenses	1,099	889	1,990	1,886

Total cost of services	6,420	6,331	13,070	12,673

Gross profit	4,473	4,131	7,369	8,739
Other operating expenses:
Sales and marketing	691	554	1,304	1,226
Recruiting, retention and training	262	471	461	844
Management and administrative	2,958	2,663	6,594	5,864

Total other operating expenses	3,911	3,688	8,359	7,934
Operating income (loss)	562	443	(990)	805
Loss on investment in affiliate	--	(61)	--	(136)
Interest income, net and other	196	344	457	624

Income (loss) before income tax	758	726	(533)	1,293
Income tax expense (benefit)	304	306	(217)	544

Net income (loss)	$454	$420	$(316)	$749

Earnings per share:
-Basic	$0.04	$0.04	$(0.03)	$0.06
-Diluted	$0.04	$0.04	$(0.03)	$0.06
Weighted average common shares outstanding:
-Basic	11,234	11,363	11,184	11,323
-Diluted	11,711	11,687	11,184	11,725

See notes to consolidated financial statements

INFORTE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS(000‘s)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$454	$420	$(316)	$749
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating
activities:
Depreciation and amortization	302	242	686	470
Loss on investment in affiliate	--	61	--	136
Stock-based compensation	238	14	642	6
Deferred income taxes	242	(5)	321	112
Changes in operating assets and liabilities
Accounts receivable	(1,115)	395	(384)	777
Prepaid expenses and other current assets	139	63	(166)	(109)
Accounts payable	(297)	298	(343)	347
Income taxes	141	(422)	(1,037)	(350)
Accrued expenses and other	282	(805)	(260)	(760)
Deferred revenue	81	(259)	(501)	(482)

Net cash provided by (used in) operating
activities	467	2	(1,358)	896
Cash flows from investing activities
Acquisition of Compendit, net of cash	--	--	(3,150)	(3,150)
Note receivable from affiliate	(50)	(382)	(50)	(803)
Investment in affiliate	(2,000)	--	(2,000)	--
(Increase) Decrease in marketable securities	6,375	(1,492)	12,734	3,246
Purchases of property and equipment	(25)	(109)	(162)	(365)

Net cash provided by (used in) investing
activities	4,300	(1,983)	7,372	(1,072)
Cash flows from financing activities
Proceeds from stock option and purchase plans	156	--	202	--
Dividends	(17,375)	--	(17,375)	--

Net cash used in financing activities	(17,219)	--	(17,173)	--

Effect of changes in exchange rates on cash	(118)	333	(187)	392
Increase (decrease) in cash and cash
equivalents	(12,570)	(1,648)	(11,346)	216
Cash and cash equivalents, beg. of period	22,041	12,217	20,817	10,353

Cash and cash equivalents, end of period	$9,471	$10,569	$9,471	$10,569

See notes to consolidated financial statements

Notes to consolidated financial statements
(Unaudited)
June 30, 2006

(1)     BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. (“Inforte”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Inforte’s annual report on Form 10-K (File No. 000-29239). The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic weighted average shares	11,234,269	11,363,083	11,183,550	11,323,371
Effect of dilutive stock options
and contingently issuable shares	477,139	323,431	--	401,446

Diluted common and common
equivalent shares	11,711,408	11,686,514	11,183,550	11,724,817

(3)     COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders’ equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments in marketable securities, as components of comprehensive income. Total comprehensive income was $260,723 and $701,731 for the three months ended June 30, 2005 and 2006, respectively. Total comprehensive loss was $688,760 for the six months ended June 30, 2005 and total comprehensive income was $1,116,580 for the six months ended June 30, 2006.

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

(5)     SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte’s services are delivered to clients in North America and Europe, and Inforte’s long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte’s European operations had $3,140,000 and $3,934,000 of net revenues for the three months ending June 30, 2005 and 2006, respectively, and $5,861,966 and $8,273,000 of revenues for the six months ending June 30, 2005 and 2006, respectively. Operating income was $736,000 and $740,000 for the second quarter of 2005 and 2006, respectively, and $1,761,000 and $1,970,000 for the six months ending June 30, 2005 and 2006, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker; therefore, Inforte has not disclosed asset information for each operating segment or geographical location.

(6)     STOCK BASED COMPENSATION
Inforte adopted Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), a revision to SFAS 123, Accounting for Stock-Based Compensation on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R had no effect on Inforte’s cash flows, financial position, or results of operations. All options outstanding as of January 1, 2006 were fully vested and there was no compensation expense related to these options in the first quarter of 2006. The adoption of SFAS 123R primarily resulted in a change in Inforte’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in recording compensation expense for employee stock options. Stock-based compensation expense related to stock option plans included in operating expenses for the three-month period ended June 30, 2006 was $3,000. Stock-based compensation expense related to restricted stock grants for the three and six month periods ended June 30, 2006 was $81,000 and $99,000, respectively. In the second quarter of 2006, there was a reversal of $70,000 of a previously recognized expense related to estimated total costs of a stock option grant to a former non-employee member of the board of directors.

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

Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and six months ended June 30, 2005, net income and net income per share would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Unaudited)	(Unaudited)
Net income (loss), as reported	$454,000	$(316,000)
Add: Stock-based compensation expense
recorded, net of related tax effects	238,000	642,000
Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects (1)	(76,000)	(395,000)

Pro forma net income (loss)	$616,000	$(69,000)

Net income, per share:
Basic-- as reported	0.04	(0.03)

Basic-- pro forma	0.05	(0.01)

Diluted-- as reported	0.04	(0.03)

Diluted-- pro forma	0.05	(0.01)

(1) Total stock-based compensation, under the fair value based method for the three and six months ending June 30, 2005, reflects net benefits of $162,000 and $233,000, respectively, due to reversals of previously expensed amounts related to stock options canceled due to the capital restructuring plan executed in March 2005.

As of June 30, 2006, the unrecognized share-based compensation expense related to non-vested stock options is approximately $240,000, which is expected to be recognized over a weighted average period of approximately 60 months. The weighted-average grant-date fair value of options granted in the second quarter of 2006 was $2.42.

The fair value of each option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The valuations of options granted during the three and six months ended June 30, 2005 and 2006 were based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Weighted-average expected lives (in years)	4.0	5.0	4.0	5.0
Weighted-average risk-free interest rate	2.48%-4.09%	4.92%-5.06%	2.48%-4.09%	4.92%-5.06%
Dividend yield	0%	0%	0%	0%
Volatility	49%-65%	49.1%	49%65%	49.1%

Stock Option Compensation Plans

	Number of options	Weighted- average option prices per common share	Weighted- average remaining contractual term in years	Aggregate Intrinsic Value
Unvested at December 31, 2005	--	--	--
Granted	110,000	$4.94	5.0
Vested	--	--	--
Forfeited	--	--	--	--

Unvested at June 30, 2006	110,000	$4.94	5.0	--
Exercisable as of June 30, 2006	346,428	$10.94

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

Amount (in thousands)
Tangible assets:
Cash and cash equivalents	$547
Accounts receivable and other current assets	2,269
Property and equipment	156
Carry back of net operating losses	111

Total tangible assets	3,083
Intangible assets:
Goodwill and other intangible assets	11,742

Total assets	14,825

Liabilities assumed:	2,310

Net assets acquired	$12,515

On July 15, 2005 Inforte acquired all of the outstanding shares of capital stock of GTS Consulting, Inc. (“GTS”), a marketing analytics services firm. Inforte paid $2.1 million in cash at closing. As part of the purchase price, Inforte will pay an additional $800,000 and grant 42,284 shares of common stock in two installments of $400,000 and 21,142 shares, respectively, on the first and second anniversary date of the closing. Based on GTS’s achievement of certain revenue levels per customer or of aggregate revenue during the 12-month period following the closing, Inforte is further obligated to pay an additional $800,000, and 42,284 shares of common stock payable in two installments of $400,000 and 21,142 shares of common stock, respectively, on the third and fourth anniversary dates of the closing.

The consolidated financial statements reflect a total purchase price of $4.1 million, consisting of the following: (i) the payment of the initial cash consideration of $2.1 million, (ii) transaction costs of $0.1 million, (iii) a deferred acquisition payment of $800,000 and a grant of 42,284 shares payable in two installments in July 2006 and July 2007, (iv) an earnout payment of $800,000 and 42,284 shares payable two in installments in July 2008 and July 2009, and (v) a reduction related to the tax benefit of goodwill amortization for tax purposes of $100,000. In April 2006, Inforte agreed to amend the Stock Purchase Agreement so that every post-closing payment made to Dr. Stoops would consist of $400,000 in cash and 21,142 shares of unregistered Inforte common stock. The number of shares was calculated on the basis of $100,000 worth of stock valued at a closing price of $4.73 per share on April 26, 2006, the date the agreement was amended. Under the purchase method of accounting, the purchase price is allocated to GTS’ net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

Amount (in thousands)
Tangible assets:
Cash and cash equivalents	$19
Accounts receivable and other current assets	582
Property and equipment	263

Total tangible assets	864
Intangible assets:
Goodwill and other intangible assets	3,593

Total assets	4,457

Liabilities assumed:	331

Net assets acquired	$4,126

Intangible assets of $82,000 were recorded at the date of the acquisition, of which $14,000 was charged as amortization in the second quarter of 2006. The acquisition has been treated as a purchase of assets and liabilities; therefore, the intangible assets, including goodwill, are deductible for tax purposes.

The following is a summary of total intangible assets and goodwill as of June 30, 2006 (in thousands except for amortization life):

	Gross carrying amount	Accumulated amortization	Net book value	Weighted average amortization life (months)
Customer contracts	$209	$195	$14	15
Goodwill	15,126	--	15,126	N/	A

Total	$15,335	$195	$15,140

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

As of June 30, 2006, Inforte recorded the initial contribution of $2,000,000 as a non-current asset on the Consolidated Balance Sheet. Under the terms of the Agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of Provansis included in Inforte’s statement of operations were $61,000 and $135,000 in the three and six months ending June 30, 2006, respectively.

The economic profits or losses of Provansis are allocated in accordance with the respective membership interests of Provansis’ members. As of June 30, 2006 the only owners of membership interests were PKI, Inforte and Mr. Meyer and the respective ownership percentages as of that date were 76%, 19% and 5%, respectively. The difference between the carrying amount of Inforte’s investment and the equity in net assets of Provansis was immaterial as of June 30, 2006.

Subject to certain terms and conditions, Inforte is obligated to advance certain unsecured working capital loans to Provansis at an interest rate equal to the prime rate until May 20, 2006, the date the loans are due, and prime rate plus 4% after the due date. The working capital loans are payable generally from 70% of available cash flow, if any, of Provansis. As of June 30, 2006 Inforte provided Provansis with $1.7 million of such loans presented on the Consolidated Balance Sheet as Note receivable from affiliate. Accumulated accrued interest related to that loan was $64,000 as of June 30, 2006 and $33,000 was posted on the Interest income, net and other line of the Consolidated Statement of Operations for the second quarter of 2006.

Inforte provides services to Provansis, including, but not limited to, accounting, human resources and information technology services. Inforte charges Provansis for such services at cost plus 25%. The amount billed to Provansis in the second quarter of 2006 was immaterial.

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

Charges for this restructuring for the three months ended June 30, 2005 and 2006 were as follows:

3 months ended June 30, 2005	Balance 03/31/05	Expense	Cash payments	Adjustments	Balance 06/30/05
Lease termination	$ 219,000	$ -	$ (37,000)	$ -	$182,000
3 months ended June 30, 2006	Balance 03/31/06	Expense	Cash receipts	Adjustments	Balance 06/30/06
Lease termination	$ 5,000	$ -	$ 26,000	$ 15,000	$ 46,000

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

Charges for this restructuring for the three months ended June 30, 2005 and 2006 were as follows:

3 months ended June 30, 2005	Balance 03/31/05	Expense	Cash payments	Adjustments	Balance 06/30/05
Lease termination	$ 1,607,000	$ -	$ (297,000)	$ -	$1,310,000
3 months ended June 30, 2006	Balance 03/31/06	Expense	Cash payments	Adjustments	Balance 06/30/06
Lease termination	$ 630,000	$ -	$ (185,000)	$ (5,000)	$ 440,000

(10)     CAPITAL RESTRUCTURING AND CASH DISTRIBUTION TO STOCKHOLDERS
On January 27, 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included (1) a special one-time dividend of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total cash consideration, including applicable payroll taxes, of $848,000, of which $292,000 was charged to project personnel and related expenses, $119,000 to sales and marketing expenses, $8,000 to recruiting, retention, and training expenses and $429,000 was charged to management and administrative expenses. Further, 707,112 options were exchanged for 310,394 shares of restricted stock. The total non-cash compensation expense related to the restricted stock grants will be expensed ratably over a four-year period as the stock vests over a four-year period, starting on the grant date of March 21, 2005. The maximum total compensation charges associated with the restricted stock grants related to this capital restructuring are $71,000, $141,000, $141,000 and $30,000 for the remainder of 2006 and the years 2007, 2008 and 2009, respectively.

Inforte also paid $90,000 in professional fees associated with the implementation of the capital restructuring plan. Inforte granted common stock to employees who had unexercised vested stock options as of the dividend payment date. The total compensation expense related to these common stock grants was $378,000 and was recorded as part of management and administrative expenses on the statement of operations for the first half of 2005. On April 20, 2005 Inforte issued 106,586 shares of common stock related to this grant.

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

(11)     INCOME TAXES
Inforte has deferred tax assets which have arisen primarily as a result of foreign tax credits related to taxes paid in 2002, 2003 and 2004 in the United Kingdom, net operating losses incurred in 2003, 2004 and 2005, as well as other temporary differences between book and tax accounting in the US and Germany. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining Inforte’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As of June 30, 2006 based on historical performance and future projections of taxable income in the jurisdictions where Inforte and its affiliates operate all deferred tax assets were deemed realizable and therefore no valuation allowance was recorded.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our consolidated financial statements, together with the notes to those statements, included elsewhere in this Form 10-Q .

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenue (revenue excluding reimbursable expenses) of certain items included in Inforte’s statement of operations:

	% of Net Revenue Three Months Ended June 30,		% of Net Revenue Six Months Ended June 30,
	2005	2006	2005		2006
Revenues:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%		100.0%
Reimbursements	11.2	9.3	10.8		9.7

Total revenue	111.2	109.3	110.8		109.7
Cost of services:
Project personnel and related expenses	54.3	56.8	60.1		55.2
Reimbursements	11.2	9.3	10.8		9.7

Total cost of services	65.6	66.1	70.8		64.9

Gross profit	45.7	43.2	39.9		44.8
Other operating expenses:
Sales and marketing	7.1	5.8	7.1		6.3
Recruiting, retention and training	2.7	4.9	2.5		4.3
Management and administrative	30.2	27.8	35.7		30.0

Total other operating expenses	39.9	38.5	45.3		40.6

Operating income (loss)	5.7	4.6	(5.4)		4.1
Loss on investment in joint venture	--	(0.6)	--		(0.7)
Interest income, net and other	2.0	3.6	2.5		3.2

Pretax income (loss)	7.7	7.6	(2.9)		6.6
Income tax expense (benefit)	3.1	3.2	(1.2)		2.8

Net income (loss)	4.6%	4.4%	(1	.7)%	3.8%

NON-GAAP SUPPLEMENTAL INFORMATION (UNAUDITED) (1)
STATEMENTS OF OPERATIONS
(000‘s)

% of Net Revenue Six Months Ended June 30, 2005
Revenue before reimbursements (net revenue)	100.0%
Operating income (loss)	(5.4)
Add: tender offer related charges	7.1

Non-GAAP operating income	1.8%

Net income	(1.7)
Add: tender offer related charges, net of tax effect	4.3

Non-GAAP net income	2.6%

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

Six and three months ended June 30, 2005 and 2006

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

Net revenue decreased 2% to $9.6 million for the quarter ended June 30, 2006 from $9.8 million for the quarter ended June 30, 2005. For the quarter ended June 30, 2006, we had 24 significant clients with each of these clients contributing, on average, $1.6 million to revenue on an annualized basis. For the quarter ended June 30, 2005, we had 35 significant clients with each of these clients contributing, on average, $1.1 million to revenue on an annualized basis. Sequentially, net revenue decreased 4% from $10.0 million in the March 2006 quarter.

Project personnel and related expenses. Project personnel and related expenses consist of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased 2% to $5.4 million for the quarter ended June 30, 2006 from $5.3 million for the quarter ended June 30, 2005. Year to date, project personnel and related expenses were $10.8 million, a 3% drop from $11.1 million for the first six months of 2005. This decrease resulted from the effect of the capital restructuring plan executed in the first quarter of 2005. Total costs associated with the capital restructuring were $292,000 in the six months ended June 30, 2005. Excluding these one-time charges, project personnel and related expenses for the first half of 2005 were $10.8 million or 58.5% of net revenue. We employed 192 consultants on June 30, 2006, up from 170 one year earlier. This increase in the number of chargeable consultants was primarily due to personnel increases in our offices in Germany, India and the United Kingdom, partially offset by a small drop in headcount in our North America offices. Project personnel and related expenses represented 56.8% of net revenue for the quarter ended June 30, 2006, up from 54.3% of net revenue for the quarter ended June 30, 2005, as revenue decreased and project personnel and related expenses increased.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the marketing and sales groups and costs to execute marketing programs. Sales and marketing expenses dropped 20% to $0.6 million, or 5.8% of net revenue, for the quarter ended June 30, 2006 from $0.7 million, or 7.1% of net revenue, in quarter ended June 30, 2005. This decrease is due to a decrease in sales headcount. Year to date, sales and marketing expenses were 6.3% of net revenue compared to 7.1% in the prior year period. Total costs associated with the buyout of stock options in March 2005 were $119,000. Excluding this one-time charge, sales and marketing expenses in the first half of 2005 were $1.2 million or 6.4% of net revenue. We employed nine people in sales and marketing on June 30, 2006, up from eight one year earlier.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources activities; costs to recruit new employees; costs of human resource programs; and training costs. These expenses increased 80% to $471,000 for the quarter ended June 30, 2006 from $262,000 for the quarter ended June 30, 2005. As a percent of net revenue, these costs increased to 4.9% in the quarter ended June 30, 2006 from 2.7% of net revenue in the quarter ended June 30, 2005. Year to date, recruiting, retention and training expenses were 4.3% of net revenue compared to 2.5% in the prior year period. The increases in spending results primarily from higher recruiting costs due to an increase in both the number of personnel recruited and the cost per new hire. Total headcount was 238 as of June 30, 2006 and 212 as of June 30, 2005.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses were at $2.7 million and $3.0 million for the quarters ended June 30, 2006 and 2005, respectively. As a percent of net revenue, management and administrative expenses were 27.8% for the quarter ended June 30, 2006, down from 30.2% of net revenue for the quarter ended June 30, 2005, as management and administrative expenses decreased at a faster rate than net revenue. Higher management and administrative expenses for the three months ending June 30, 2005 were primarily due to higher professional service fees related to ad hoc tax and Sarbanes Oxley Act implementation related projects.

Year to date, management and administrative expenses dropped 11% to $5.9 million for the six months ended June 30, 2006 from $6.6 million for the six months ended June 30, 2005. As a percent of revenue, management and administrative expenses decreased to 30.0% for the six months ended June 30, 2006 from 35.7% for the six months ended June 30, 2005. Total costs associated with the capital restructuring plan were $897,000 in the first six months of 2005. Excluding these one-time charges, management and administrative expenses were $5.7 million or 30.9% of net revenue. There were also additional legal and finance costs for the implementation of the requirements of the Sarbanes-Oxley Act. In the first quarter of 2006 Inforte charged $520,000 as part of the termination of the employment agreement of Mr. David Sutton who resigned from his position as Chief Executive Officer on March 6, 2006. Excluding this charge, management and administrative expenses were $5.3 million or 27.4% of net revenue.

Management and administrative employees were 31 and 29 as of June 30, 2006 and June 30, 2005, respectively.

Interest income, net and other. During the quarter ended June 30, 2006, interest income, net and other, was $344,000, up from $196,000 for the quarter ended June 30, 2005. This increase in investment earnings was due to the impact of reinvestment of matured securities into similar type securities at higher market interest yields, partially offset by the effect of lower average cash balances. The decline in cash and investments balances is primarily a result of the acquisition of GTS Consulting for $2.2 million, the working capital loans to Provansis of $1.4 million and the earnout related to the acquisition of COMPENDIT of $3.2 million, partially offset by positive cash flow from operations.

Income tax expense. Inforte’s effective tax rate for the June 30, 2006 quarter was 42.2% compared to a rate of 40.1% for the June 30, 2005 quarter. The effective tax rate in both quarters approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes. The slight increase in the quarter ended June 30, 2006 was due to the fact that a larger portion of Inforte’s global taxable income was realized in a jurisdiction with relatively higher statutory tax rates.

Liquidity and capital resources. Cash and cash equivalents decreased from $12.2 million on March 31, 2006 to $10.6 million on June 30, 2006. Short-term marketable securities increased from $17.8 million to $19.3 million over the same period. In total, cash and cash equivalents and short-term marketable securities were $29.8 million on June 30, 2006 compared to $30.1 million on March 31, 2006. This was primarily due to an increase in the notes receivable from Provansis. Short-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the June 2006 quarter, Inforte’s cash flow from operations was $2,000. This resulted primarily from an increase in income before income taxes and a decrease in accounts receivable, offset by decreases in accrued expenses, income taxes and deferred revenue. Year to date, cash flow from operations was $896,000 in 2006 and negative $1.4 million in 2005. Excluding the effect of the 2005 capital restructuring plan, cash flow from operations was negative $510,000 for the six months ended June 30, 2005. We attribute this increase in cash flows from operations to higher revenues and net income in the first half of 2006 compared to the first half of 2005. There were no changes in our collection and credit policies or cash management practices.

There were no cash flows from financing activities in the second quarter of 2006 as employees did not exercise any stock options.

Net cash used in investing activities for the three months ending June 30, 2006 was $2.0 million and resulted from purchases of marketable securities of $1.5 million, the note receivable from Provansis of $0.4 million, and purchases of property and equipment of $0.1 million.

In January 2005 Inforte announced a capital restructuring plan that included a one-time distribution of cash to shareholders and an offer to Inforte’s employees to exchange certain other stock options for cash. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock and 509,636 options were exchanged for a total consideration of $848,000.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002 the entire amount authorized was repurchased. At its April 26, 2006 meeting, the board of directors reauthorized a $5.0 million stock repurchase program, which had been originally authorized in August 2002. No repurchases have occurred under the prior authorized $5.0 million repurchase program and the entire amount remains authorized. As of June 30, 2006, the public float (shares not held by executive officers and directors) totaled 8.1 million shares or 69% of total outstanding shares.

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

As of June 30, 2006, Inforte had a total of $1.6 million in deferred obligations payable in cash, all related to the acquisition of GTS Consulting. The first acquisition payment of $400,000 will be paid out in July 2006. The second, third and fourth payments, $400,000 each, are due in July 2007, 2008 and 2009. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, primarily from the cash generated from the operations of the acquired businesses. In addition to the purchase price obligation for the acquisition, Inforte assumed operating leases from COMPENDIT and GTS Consulting, both related to office space.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other cash commitments. The table below identifies all future cash commitments.

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Q3-Q4 2006	2007	2008	2009	2010
Long-term debt	0	0	0	0	0	0
Capital lease obligations	0	0	0	0	0	0
Operating leases	2,451	461	627	618	379	366
Deferred acquisition payments	1,600	400	400	400	400	0
Unconditional purchase obligations	0	0	0	0	0	0
Other long-term obligations	0	0	0	0	0	0

Total contractual cash obligations	4,051	861	1,027	1,018	779	366

Inforte has several sublease agreements for unused office space located in Chicago. Total rent receivable on these sublease contracts is $82,000 for the remaining six months of 2006 and $111,000 and $67,000 for the years 2007 and 2008, respectively.

Critical Accounting Policies, Estimates and Assumptions

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

Stock compensation. As of June 30, 2006, Inforte had three stock-based employee compensation plans. Inforte adopted SFAS 123R on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R did not affect Inforte’s cash flows, financial position, or results of operations. All options outstanding as of December 31, 2005 were fully vested and there was no compensation expense related to these options at the time of adoption of SFAS 123R. Prior to December 31, 2005 Inforte used the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense was recognized for share purchase rights granted under the Inforte’s employee stock option and employee share purchase plans prior to the adoption of SFAS 123R.

Inforte recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of 5 or 2 years. Inforte estimated the forfeiture rate for the second quarter of fiscal 2006 based on its historical experience. Inforte will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on historical volatility of its own stock. Therefore, expected volatility for the quarter ended June 30, 2006 was based on the daily closing prices of our common stock during the five-year period ended June 30, 2006. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 6 to the consolidated financial statements for a further discussion on stock-based compensation.

Inforte recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two, four or five years. Inforte estimated the forfeiture rate for the second quarter of fiscal 2006 based on its historical experience. Inforte will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

On October 1, 2005, the Compensation Committee of the board of directors approved a bonus plan that provides incentives to a small group of senior-level officers and employees of Inforte. Restricted stock granted under the bonus plan vests based upon (1) the achievement of designated performance targets established by the Compensation Committee and (2) the lapse of designated vesting periods during which recipients of grants must remain employed on a continuous basis by Inforte. A total of 207,990 shares of common stock, granted to five employees of Inforte, are outstanding under this bonus plan as of June 30, 2006. Total expense related to this restricted stock grant was based on the market price at grant date and involved assumptions to project future performance targets and employee tenure. Total estimated cost was then prorated over the employment-based vesting period of the grants.

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

In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred tax assets the expected future tax benefits of net operating loss carry forwards. In evaluating the realizability of deferred tax assets associated with net operating loss carry forwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Recently Issued Accounting Pronouncements

As of June 30, 2006, Inforte had three stock-based employee compensation plans. Inforte adopted SFAS 123R on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R did not affect Inforte’s cash flows, financial position, or results of operations. All options outstanding as of December 31, 2005 were fully vested and there was no compensation expense related to these options at the time of adoption of SFAS 123R. Prior to December 31, 2005 Inforte used the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense was recognized for share purchase rights granted under the Inforte’s employee stock option and employee share purchase plans prior to the adoption of SFAS 123R.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for Inforte beginning January 1, 2007. We are currently evaluating the impact FIN 48 will have on our financial statements.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing Inforte. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Inforte Corp.
August 14, 2006	By: /s/ Nick Heyes

Nick Heyes,
Chief Financial Officer