Form 10-Q
period 2006-09-30
INFORTE CORP
filed 2006-11-14
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock as of September 30, 2006 was 11,905,374.

INFORTE CORP.

INDEX

		Page No.
Forward-Looking Statements		1
PART I	Financial Information
Item 1	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets - September 30, 2005, December 31,
	2005, March 31, 2006, June 30, 2006, September 30, 2006	2
	Consolidated Statements of Operations - Three and Nine Months
	Ended September 30, 2005 and 2006	3
	Consolidated Statements of Cash Flows - Three and Nine Months
	Ended September 30, 2005 and 2006	4
	Notes to Consolidated Financial Statements	5-12
Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-20
Item 3	Qualitative and Quantitative Disclosure about Market Risk	20
Item 4	Controls and Procedures	21
PART II	Other Information
Item 1	Legal Proceedings	21
Item 1A	Risk Factors	21
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3	Defaults of Senior Securities	20
Item 4	Submission of Matters to a Vote of Security Holders	21
Item 5	Other Information	20
Item 6	Exhibits	22
Signatures		22
Exhibit 31.1	Section 302 Certification of the Chief Executive Officer	23
Exhibit 31.2	Section 302 Certification of the Chief Financial Officer	24
Exhibit 32	Section 906 Certification of the Chief Executive Officer
	and Chief Financial Officer	25

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption “Risk Factors” appearing in this 10-Q and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including, but not limited to, Inforte’s ability to: (i) effectively forecast demand and profitably match resources with demand; (ii) attract and retain clients and satisfy our clients’ expectations; (iii) recruit and retain qualified professionals; (iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while competing with their professional services organizations; (vi) compete with emerging alternative economic models for delivery, such as offshore development; (vii) effectively integrate acquired businesses; (viii) grow new areas of its business, such as business intelligence and customer analytics; (ix) identify and successfully offer the solutions that clients demand; (x) effectively compete with larger and established competitors; (xi) retain significant clients and collect sizeable accounts receivable; and (xii) implement legislative and regulatory requirements in a timely and cost efficient manner, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

INFORTE CORP.
CONSOLIDATED BALANCE SHEETS
(000‘s except share amounts)

	SEPT 30, 2005	DEC 31, 2005	MAR 31, 2006	JUNE 30, 2006	SEPT 30, 2006
	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,107	$10,353	$12,217	$10,569	$13,583
Short-term marketable securities	18,996	22,591	17,844	19,266	16,037
Accounts receivable	8,707	8,460	8,078	7,683	7,453
Allowance for doubtful accounts	(450)	(400)	(400)	(400)	(400)

Accounts receivable, net	8,257	8,060	7,678	7,283	7,053
Note receivable from affiliate	429	684	1,122	1,537	1,784
Prepaid expenses and other current assets	1,066	1,023	1,211	1,147	895
Interest receivable on investment securities	204	199	164	133	125
Deferred income taxes	1,073	484	371	351	371
Income taxes recoverable	218	124	124	13	--

Total current assets	42,350	43,518	40,731	40,299	39,848
Computers, purchased software and property	2,111	1,862	1,865	2,303	2,324
Less accumulated depreciation and amortization	1,091	881	805	893	955

Computers, purchased software and property, net	1,020	981	1,060	1,410	1,369
Long-term marketable securities	492	--	--	--	--
Intangible assets	64	42	27	14	7
Goodwill	14,307	15,238	15,238	15,126	15,118
Deferred income taxes	1,565	2,758	2,754	2,748	2,786
Investment in affiliate	1,924	1,857	1,783	1,721	1,631

Total assets	$61,722	$64,394	$61,593	$61,318	$60,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$666	$357	$406	$1,152	$458
Income taxes payable	359	920	992	306	320
Accrued expenses	3,012	3,595	3,850	3,195	3,349
Accrued loss on disposal of leased property	1,106	845	635	486	408
Current portion of deferred acquisition payment	3,650	3,650	500	500	500
Deferred revenue	1,084	1,679	1,456	1,197	944

Total current liabilities	9,877	11,046	7,839	6,836	5,979
Non current liabilities:
Non-current portion of deferred acquisition payment	500	1,500	1,500	1,500	1,000
Stockholders' equity:
Common stock, $0.001 par value
authorized- 50,000,000 shares; issued and
outstanding (net of treasury stock)- 11,905,374 as
of Sept. 30, 2006	12	13	12	12	12
Additional paid-in capital	75,179	75,469	75,461	75,487	75,795
Cost of common stock in treasury (2,720,823 shares as
of Sept. 30, 2006)	(24,997)	(24,997)	(24,997)	(24,997)	(24,997)
Retained earnings	999	1,307	1,636	2,056	2,358
Accumulated other comprehensive income	152	56	142	424	612

Total stockholders' equity	51,345	51,848	52,254	52,982	53,780

Total liabilities and stockholders' equity	$61,722	$64,394	$61,593	$61,318	$60,759

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(000‘s, except per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenue before reimbursements (net revenue)	$9,711	$10,252	$28,160	$29,778
Reimbursements	922	961	2,912	2,847

Total revenues	10,633	11,213	31,072	32,625
Cost of services:
Project personnel and related expenses	5,187	6,051	16,267	16,838
Reimbursed expenses	922	961	2,912	2,847

Total cost of services	6,109	7,012	19,179	19,685

Gross profit	4,524	4,201	11,893	12,940
Other operating expenses:
Sales and marketing	638	641	1,942	1,867
Recruiting, retention and training	324	576	785	1,420
Management and administrative	2,788	2,776	9,382	8,640

Total other operating expenses	3,750	3,993	12,109	11,927
Operating income (loss)	774	208	(216)	1,013
Loss on investment in affiliate	(76)	(90)	(76)	(226)
Interest income, net and other	214	414	671	1,038

Income before income tax	912	532	379	1,825
Income tax expense	367	230	150	774

Net income	$545	$302	$229	$1,051

Earnings per share:
-Basic	$0.05	$0.03	$0.02	$0.09
-Diluted	$0.05	$0.03	$0.02	$0.09
Weighted average common shares outstanding:
-Basic	11,260	11,411	11,209	11,353
-Diluted	11,694	11,811	11,516	11,826

See notes to consolidated financial statements

INFORTE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
000‘s)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$545	$302	$229	$1,051
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	293	228	979	698
Loss on investment in affiliate	76	90	76	226
Stock-based compensation	188	191	830	197
Deferred income taxes	(90)	(58)	231	54
Changes in operating assets and liabilities
Accounts receivable	(722)	230	(1,106)	1,007
Prepaid expenses and other current assets	158	210	(8)	101
Unbilled revenue	463	--	463	--
Accounts payable	(78)	(269)	(421)	78
Income taxes	894	44	(143)	(306)
Accrued expenses and other current assets	(264)	77	(524)	(683)
Deferred revenue	(82)	(253)	(583)	(735)

Net cash provided by operating activities	1,381	792	23	1,688
Cash flows from investing activities
Payments for acquisitions, net of cash acquired	(2,177)	(392)	(5,327)	(3,542)
Note receivable from affiliate	(375)	(198)	(425)	(1,001)
Investment in affiliate	--	--	(2,000)	--
Decrease in marketable securities	3,981	3,223	16,715	6,469
Purchases of property and equipment	(116)	(597)	(278)	(962)

Net cash provided by investing activities	1,313	2,036	8,685	964
Cash flows from financing activities
Proceeds from stock option and purchase plans	--	--	202	--
Dividends	--	--	(17,375)	--

Net cash used in financing activities	--	--	(17,173)	--

Effect of changes in exchange rates on cash	(58)	186	(245)	578
Increase (decrease) in cash and cash equivalents	2,636	3,014	(8,710)	3,230
Cash and cash equivalents, beg. of period	9,471	10,569	20,817	10,353

Cash and cash equivalents, end of period	$12,107	$13,583	$12,107	$13,583

See notes to consolidated financial statements

Notes to consolidated financial statements
(Unaudited)
September 30, 2006

(1)     BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. (“Inforte”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in Inforte’s annual report on Form 10-K (File No. 000-29239). The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.

(2)     DILUTED EARNINGS PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Basic weighted average shares	11,259,791	11,411,116	11,209,243	11,352,941
Effect of dilutive stock options
and contingently issuable shares	434,631	399,859	306,664	472,820

Diluted common and common
equivalent shares	11,694,422	11,810,975	11,515,907	11,825,761

For the three-month and nine-month periods ended September 30, 2006 there were 582,801 stock equivalents that were considered antidilutive and thus not included in the above calculation. For the three-month and nine-month periods ended September 30, 2005, there were 680,789 stock equivalents that were considered antidilutive and thus not included in the above calculation.

(3)     COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders’ equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments in marketable securities, as components of comprehensive income. Total comprehensive income was $461,000 and $491,000 for the three months ended September 30, 2005 and 2006, respectively. Total comprehensive loss was $228,000 for the nine months ended September 30, 2005 and total comprehensive income was $1.6 million for the nine months ended September 30, 2006.

(4) CONTINGENCIES
Inforte; Philip S. Bligh, Inforte’s Chairman of the Board; Stephen C.P. Mack, Inforte’s current President and Chief Executive Officer; and Nick Padgett, the former Chief Financial Officer of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York (the “Case”). The Case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, the “Multiple IPO Litigation”). An amended class action complaint was filed in the Case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte’s initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys’ and expert witness fees and other costs. The amended complaint does not allege any claims relating to any alleged misrepresentations or omissions with respect to our business. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement. We have moved to dismiss the plaintiff’s case. On February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff’s purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff’s claim under Section 11 of the Securities Act of 1933.

Inforte has entered into a Memorandum of Understanding (the “MOU”), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of the formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay a negotiated amount to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than a designated aggregate amount and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of the formerly named individual defendants will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. The MOU is subject to the satisfaction of certain conditions, including, among others, approval of the Court. A ruling by the Court on the motion for final approval of the settlement is pending.

(5)     SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte’s services are delivered to clients in North America and Europe, and Inforte’s long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte’s European operations had $3.7 million and $4.4 million of net revenues for the three months ending September 30, 2005 and 2006, respectively, and $9.6 million and $12.7 million of revenues for the nine months ending September 30, 2005 and 2006, respectively. Operating income was $1.0 million and $743,000 for the third quarter of 2005 and 2006, respectively, and $2.0 million and $2.7 million for the nine months ending September 30, 2005 and 2006, respectively. Asset information by operating segment is not reported to or reviewed by the chief operating decision maker; therefore, Inforte has not disclosed asset information for each operating segment or geographical location.

(6)     STOCK BASED COMPENSATION
Inforte adopted Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), a revision to SFAS 123, Accounting for Stock-Based Compensation on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R had no effect on Inforte’s cash flows, financial position, or results of operations. All options outstanding as of January 1, 2006 were fully vested and there was no compensation expense related to these options in the first quarter of 2006. The adoption of SFAS 123R primarily resulted in a change in Inforte’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in recording compensation expense for employee stock options. Stock-based compensation expense related to stock option and restricted stock plans included in operating expenses for the three and nine months ending September 30, 2005 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
Shares of restricted stock	$187,000	$173,000	$437,000	$272,000
Stock options	--	27,000	14,000	(40,000)
Vested common stock	--	--	378,000	--

Total equity-based compensation expense	$187,000	$200,000	$829,000	$232,000

        Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three and nine months ended September 30, 2005, net income and net income per share would have been as follows:

	Three Months Ended Sept.30, 2005	Nine Months Ended Sept. 30, 2005
	(Unaudited)	(Unaudited)
Net income (loss), as reported	$545,000	$229,000
Add: Stock-based compensation expense
recorded, net of related tax effects	187,000	829,000
Deduct: Total stock-based compensation
expense determined under fair value
based method for all awards, net of
related tax effects (1)	(191,000)	(586,000)
Pro forma net income (loss)	$541,000	472,000

Net income, per share:
Basic-- as reported	0.05	0.02

Basic-- pro forma	0.05	0.04

Diluted-- as reported	0.05	0.02

Diluted-- pro forma	0.05	0.04

(1) Total stock-based compensation, under the fair value based method for the nine months ending September 30, 2005, reflects net benefits of $229,000 due to reversals of previously expensed amounts related to stock options canceled in the capital restructuring executed in March 2005.

As of September 30, 2006, the unrecognized share-based compensation expense related to non-vested stock options is approximately $530,000, which is expected to be recognized over a weighted average period of approximately 60 months. The weighted-average grant-date fair value of options granted in the third quarter of 2006 was $2.30.

The fair value of each option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The valuations of options granted during the three and nine months ended September 30, 2005 and 2006 were based on the following assumptions:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2006	2005	2006
Weighted-average expected lives (in years)	4.0	5.0	4.0	5.0
Weighted-average risk-free interest rate	2.09%-4.09%	5.0%	2.48%-4.09%	5.0%
Dividend yield	0%	0%	0%	0%
Volatility	49%-65%	48.1%	49%-65%	48.1%-49.1%

Stock Option Compensation Plans

	Number of Options	Weighted-average Option Prices Per Common Share	Weighted-average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Unvested at December 31, 2005	--	--	--	--
Granted	343,193	$4.68	6.97	$1,605,799
Vested	--	--	--	--
Forfeited	--	--	--	--

Unvested at Sept. 30, 2006	343,193	$4.68	6.97	$1,605,799
Exercisable as of Sept. 30, 2006	341,758	$11.00	3.71	$3,759,193

All shares exercisable as of September 30, 2006 are related to grants made prior to and excluded from the capital restructuring plan executing in the first quarter of 2005. None of the shares granted in the nine months of 2006 have vested as of September 30, 2006.

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

Amount (in thousands)
Tangible assets:
Cash and cash equivalents	$547
Accounts receivable and other current assets	2,269
Property and equipment	156
Carry back of net operating losses	124

Total tangible assets	3,096
Intangible assets:
Goodwill and other intangible assets	11,729

Total assets	14,825

Liabilities assumed:	2,310

Net assets acquired	$12,515

On July 15, 2005 Inforte acquired all of the outstanding shares of capital stock of GTS Consulting, Inc. (“GTS”), a marketing analytics services firm. Inforte paid $2.1 million in cash at closing. As part of the purchase price, Inforte paid $400,000 and granted 21,142 shares of common stock on July 15, 2006. Another installment of $400,000 and 21,142 shares will be paid on the second anniversary date of the closing. Based on GTS’s achievement of certain revenue levels per customer or of aggregate revenue during the 12-month period following the closing, Inforte is further obligated to pay an additional $800,000, and 42,284 shares of common stock payable in two installments of $400,000 and 21,142 shares of common stock, respectively, on the third and fourth anniversary dates of the closing.

The consolidated financial statements reflect a total purchase price of $4.1 million, consisting of the following: (i) the payment of the initial cash consideration of $2.1 million, (ii) transaction costs of $0.1 million, (iii) deferred acquisition payments of $405,000 and a grant of 21,142 shares paid on July 15, 2006 (iv) three payments of $400,000 and 63,426 shares each payable in three installments in July 2007, 2008 and 2009, and (v) a reduction related to the tax benefit of goodwill amortization for tax purposes of $100,000. In April 2006, Inforte agreed to amend the Stock Purchase Agreement so that every post-closing payment made to Dr. Stoops would consist of $400,000 in cash and 21,142 shares of unregistered Inforte common stock. The number of shares was calculated on the basis of $100,000 worth of stock valued at a closing price of $4.73 per share on April 26, 2006, the date the agreement was amended. Under the purchase method of accounting, the purchase price is allocated to GTS’ net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

Amount (in thousands)
Tangible assets:
Cash and cash equivalents	$19
Accounts receivable and other current assets	582
Property and equipment	263

Total tangible assets	864
Intangible assets:
Goodwill and other intangible assets	3,598

Total assets	4,462

Liabilities assumed:	331

Net assets acquired	$4,131

Intangible assets of $82,000 were recorded at the date of the acquisition, of which $7,000 was charged as amortization in the third quarter of 2006. The acquisition has been treated as a purchase of assets and liabilities; therefore, the intangible assets, including goodwill, are deductible for tax purposes.

The following is a summary of total intangible assets and goodwill as of September 30, 2006 (in thousands except for amortization life):

	Gross carrying amount	Accumulated amortization	Net book value	Weighted average amortization life (months)
Customer contracts	$209	$202	$7	18
Goodwill	15,118	--	15,118	N/	A

Total	$15,327	$202	$15,125

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

(8)     INVESTMENT IN AFFILIATE
In May 20, 2005 Inforte entered into a Limited Liability Company Agreement of Provansis LLC An Inforte Company (Provansis) by and among Inforte, Primary Knowledge, Inc. (PKI), and Mr. Ronald Meyer.

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

As of September 30, 2006, Inforte recorded the initial contribution of $2,000,000 as a non-current asset on the Consolidated Balance Sheet. Under the terms of the Agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of Provansis included in Inforte’s statement of operations were $76,000 and $90,000 for the three months ending September 30, 2005 and 2006, respectively, and $76,000 and $226,000 for the nine months ending September 30, 2005 and 2006, respectively.

The economic profits or losses of Provansis are allocated in accordance with the respective membership interests of Provansis’ members. As of September 30, 2006 the only owners of membership interests were PKI, Inforte and Mr. Meyer and the respective ownership percentages as of that date were 76%, 19% and 5%, respectively. The difference between the carrying amount of Inforte’s investment and the equity in net assets of Provansis was immaterial as of September 30, 2006.

Subject to certain terms and conditions, Inforte is obligated to advance certain unsecured working capital loans to Provansis at an interest rate equal to the prime rate until May 20, 2006, the date the loans are due, and prime rate plus 4% after the due date. The working capital loans are payable generally from 70% of available cash flow, if any, of Provansis. As of September 30, 2006 Inforte provided Provansis with $1.8 million of such loans presented on the Consolidated Balance Sheet as Note receivable from affiliate. Accumulated accrued interest related to that loan was $114,000 as of September 30, 2006 and $50,000 was posted on the Interest income, net and other line of the Consolidated Statement of Operations for the third quarter of 2006.

Inforte provides services to Provansis, including, but not limited to, accounting, human resources and information technology services. Inforte charges Provansis for such services at cost plus 25%. The amount billed to Provansis in the third quarter of 2006 was immaterial.

(9)     RESTRUCTURING
During 2001 Inforte took major steps to reduce its costs to better align its overall cost structure and organization with anticipated demand for its services. These steps included consolidating office space at the Chicago location where Inforte had multiple contractual rental commitments. Estimated costs for the consolidation of Chicago facilities consist of contractual rental commitments for office space being vacated and unamortized leasehold improvements related to this space less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our Chicago office space was approximately 18,000 square feet, all of which were vacated as of December 31, 2001. Total charges related to this reduction of office space as well as any subsequent loss adjustments were recorded as a component of management and administrative expenses in the 2001, 2002 and 2003 Consolidated Statement of Operations. If Inforte vacates additional space, if future sub-lease income is less than estimated, or if it is unable to sub-lease our vacated space, additional charges in future periods will be necessary.

Charges for this restructuring for the three months ended September 30, 2005 and 2006 were as follows:

3 months ended Sept. 30, 2005	Balance 06/30/05	Expense	Cash payments	Adjustments	Balance 09/30/05
Lease termination	$ 183,000	$ -	$ (55,000)	$ -	$128,000
3 months ended Sept. 30, 2006	Balance 06/30/06	Expense	Cash payments	Adjustments	Balance 09/30/06
Lease termination	$ 46,000	$ -	$ (46,000)	$ -	$ -

In October 2004, Inforte’s executive team authorized a plan to consolidate office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of Inforte’s office space was approximately 44,000 square feet at the time the plan was executed. During the third quarter of 2005 two of the original lease agreements were amended, reducing total abandoned office space to 27,000 square feet and terminating a lease for 4,000 square feet of additional office space. Total charges related to this reduction of space are still estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed.

Charges for this restructuring for the three months ended September 30, 2005 and 2006 were as follows:

3 months ended Sept. 30, 2005	Balance 06/30/05	Expense	Cash payments	Adjustments	Balance 09/30/05
Lease termination	$ 1,310,000	$ 50,000	$ (207,000)	$ (175,000)	$978,000
3 months ended Sept. 30, 2006	Balance 06/30/06	Expense	Cash payments	Adjustments	Balance 09/30/06
Lease termination	$ 440,000	$ -	$ (40,000)	$ 8,000	$ 408,000

(10)     CAPITAL RESTRUCTURING AND CASH DISTRIBUTION TO STOCKHOLDERS
On January 27, 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included (1) a special one-time dividend of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 510,000 options were exchanged for a total cash consideration, including applicable payroll taxes, of $848,000, of which $292,000 was charged to project personnel and related expenses, $119,000 to sales and marketing expenses, $8,000 to recruiting, retention, and training expenses and $429,000 was charged to management and administrative expenses. Further, 707,000 options were exchanged for 310,000 shares of restricted stock. The total non-cash compensation expense related to the restricted stock grants will be expensed ratably over a four-year period as the stock vests over a four-year period, starting on the grant date of March 21, 2005. The maximum total compensation charges associated with the restricted stock grants related to this capital restructuring are $56,000, $190,000, $158,000 and $48,000 for the remainder of 2006 and the years 2007, 2008 and 2009, respectively.

Inforte also paid $90,000 in professional fees associated with the implementation of the capital restructuring plan. Inforte granted common stock to employees who had unexercised vested stock options as of the dividend payment date. The total compensation expense related to these common stock grants was $378,000 and was recorded as part of management and administrative expenses on the statement of operations for the first half of 2005. On April 20, 2005 Inforte issued 107,000 shares of common stock related to this grant.

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

(11)     INCOME TAXES
Inforte has deferred tax assets which have arisen primarily as a result of foreign tax credits related to taxes paid in 2002, 2003 and 2004 in the United Kingdom, net operating losses incurred in 2003, 2004 and 2005, as well as other temporary differences between book and tax accounting in the US and Germany. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining Inforte’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. As of September 30, 2006 based on historical performance and future projections of taxable income in the jurisdictions where Inforte and its affiliates operate all deferred tax assets were deemed realizable and therefore no valuation allowance was recorded.

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

Our revenue is derived almost entirely through the performance of professional services. The majority of the services we perform are on a time and materials basis; however, we also perform services on a fixed-price basis if this structure best fits out clients’ preferences or the requirements of the project. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days. This work enables us to determine with our clients the scope of successive phases of work. These successive phases of work can be additional strategy phases, or phases for technology design and implementation, and generally last three to nine months. If a project is to be performed on a fixed price basis, the fixed price is based upon estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We typically invoice clients 25%-50% of our fixed price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client’s needs.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenue (revenue excluding reimbursable expenses) of certain items included in Inforte’s statement of operations:

	% of Net Revenue Three Months Ended Sept. 30,		% of Net Revenue Nine Months Ended Sept. 30,
	2005	2006	2005	2006
Revenues:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursements	9.5	9.4	10.3	9.6

Total revenue	109.5	109.4	110.3	109.6
Cost of services:
Project personnel and related expenses	53.4	59.0	57.8	56.5
Reimbursements	9.5	9.4	10.3	9.6

Total cost of services	62.9	68.4	68.1	66.1

Gross profit	46.6	41.0	42.2	43.5
Other operating expenses:
Sales and marketing	6.6	6.3	6.9	6.3
Recruiting, retention and training	3.3	5.6	2.8	4.8
Management and administrative	28.7	27.1	33.3	29.0

Total other operating expenses	38.6	38.9	43.0	40.1

Operating income (loss)	8.0	2.0	(0.8)	3.4
Loss on investment in joint venture	(0.8)	(0.9)	(0.3)	(0.8)
Interest income, net and other	2.2	4.0	2.4	3.5

Pretax income	9.4	5.2	1.3	6.1
Income tax expense	3.8	2.2	0.5	2.6

Net income	5.6%	2.9%	0.8%	3.5%

NON-GAAP SUPPLEMENTAL INFORMATION (UNAUDITED) (1)
STATEMENTS OF OPERATIONS
(000‘s)

% of Net Revenue Nine Months Ended Sept. 30, 2005
Revenue before reimbursements (net revenue)	100.0%
Operating income (loss)	(0.8)
Add: tender offer related charges	4.7

Non-GAAP operating income	3.9%

Net income	0.8
Add: tender offer related charges, net of tax effect	2.8

Non-GAAP net income	3.6%

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

Nine and three months ended September 30, 2005 and 2006

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

Net revenue increased 6% to $10.3 million for the quarter ended September 30, 2006 from $9.7 million for the quarter ended September 30, 2005. For the quarter ended September 30, 2006, we had 28 significant clients with each of these clients contributing, on average, $1.4 million to revenue on an annualized basis. For the quarter ended September 30, 2005, we had 28 significant clients with each of these clients contributing, on average, $1.4 million to revenue on an annualized basis. Sequentially, net revenue increased 7% from $9.6 million in the June 2006 quarter.

Project personnel and related expenses. Project personnel and related expenses consist of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased 17% to $6.1 million for the quarter ended September 30, 2006 from $5.2 million for the quarter ended September 30, 2005. The increase was a result of the increase in billable headcount, compensation expenses and subcontractor costs. Year to date, project personnel and related expenses were $16.8 million, or 56.5% of net revenue, a 4% increase from $16.3 million for the first nine months of 2005. This increase resulted from higher headcount and compensation costs in the first nine months of 2006 partially offset by the effect of the capital restructuring plan executed in the first quarter of 2005. Total costs associated with the capital restructuring were $292,000 in the nine months ended September 30, 2005. Excluding these one-time charges, project personnel and related expenses for the first three quarters of 2005 were $16.0 million or 56.7% of net revenue. We employed 210 consultants on September 30, 2006, up from 186 one year earlier. This increase in the number of chargeable consultants was primarily due to personnel increases in our offices in Germany, India and the United Kingdom, partially offset by a small drop in headcount in our North America offices. Project personnel and related expenses represented 59.0% of net revenue for the quarter ended September 30, 2006, up from 53.4% of net revenue for the quarter ended September 30, 2005, as revenue increased at a lower rate than project personnel and related expenses.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the marketing and sales groups and costs to execute marketing programs. Sales and marketing expenses remained unchanged at $0.6 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 due to the fact that an increase in headcount related costs in the third quarter of 2006 was offset by lower compensation costs related to commissioned sales personnel. As a percentage of net revenue sales and marketing expenses dropped to 6.3% in the quarter ended September 30, 2006 from 6.6% in the third quarter of 2005. Year to date, sales and marketing expenses were 6.3% of net revenue compared to 6.9% in the prior year period. Total costs associated with the buyout of stock options in March 2005 were $119,000. Excluding this one-time charge, sales and marketing expenses in the nine months of 2005 were $1.8 million or 6.5% of net revenue. We employed 12 people in sales and marketing on September 30, 2006, up from nine one year earlier.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources activities; costs to recruit new employees; costs of human resource programs; and training costs. These expenses increased 77% to $0.6 million for the quarter ended September 30, 2006 from $0.3 million for the quarter ended September 30, 2005. As a percent of net revenue, these costs increased to 5.6% in the quarter ended September 30, 2006 from 3.3% of net revenue in the quarter ended September 30, 2005. Year to date, recruiting, retention and training expenses were 4.8% of net revenue compared to 2.8% in the prior year period. The increases in spending results primarily from higher recruiting costs due to an increase in both the number of personnel recruited and the cost per new hire. Total headcount was 258 as of September 30, 2006 and 230 as of September 30, 2005.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses were at $2.8 million for the quarters ended September 30, 2006 and 2005. As a percent of net revenue, management and administrative expenses were 27.1% for the quarter ended September 30, 2006, down from 28.7% of net revenue for the quarter ended September 30, 2005, as management and administrative expenses remained at the same level and net revenue grew. Higher expenses in infrastructure, information technology and delivery management were offset by a lower level of expenditures in the finance and executive departments for the three months ending September 30, 2006 compared to the same period in 2005.

Year to date, management and administrative expenses dropped 8% to $8.6 million for the nine months ended September 30, 2006 from $9.4 million for the nine months ended September 30, 2005. As a percent of revenue, management and administrative expenses decreased to 29.0% for the nine months ended September 30, 2006 from 33.3% for the nine months ended September 30, 2005. Total costs associated with the capital restructuring plan were $897,000 in the first nine months of 2005. Excluding these one-time charges, management and administrative expenses were $8.5 million or 30.1% of net revenue. In the first quarter of 2006 Inforte charged $520,000 as part of the termination of the employment agreement of Mr. David Sutton who resigned from his position as Chief Executive Officer on March 6, 2006. Excluding this charge, management and administrative expenses were $8.1 million or 27.3% of net revenue.

Management and administrative employees were 30 and 31 as of September 30, 2006 and September 30, 2005, respectively.

Interest income, net and other. During the quarter ended September 30, 2006, interest income, net and other, was $414,000, up from $214,000 for the quarter ended September 30, 2005. This increase in investment earnings was due to the impact of reinvestment of matured securities into similar type securities at higher market interest yields, partially offset by the effect of lower average cash balances. The decline in cash and investments balances is primarily a result of the acquisition of GTS Consulting for $2.6 million, the working capital loans to Provansis of $1.6 million, the earnout related to the acquisition of COMPENDIT of $3.2 million and purchases of fixed assets of $1.2 million, partially offset by positive cash flow from operations.

Income tax expense. Inforte’s effective tax rate for the September 30, 2006 quarter was 43.2% compared to a rate of 40.2% for the September 30, 2005 quarter. The increase in the quarter ended September 30, 2006 was due to a permanent difference between taxable income for financial reporting and tax purposes related to stock option grants as well as to the tax deduction reduction for meals and entertainment related costs.

Liquidity and capital resources. Cash and cash equivalents increased from $10.6 million on June 30, 2006 to $13.6 million on September 30, 2006. Short-term marketable securities decreased from $19.3 million to $16.0 million over the same period. In total, cash and cash equivalents and short-term marketable securities were $29.6 million on September 30, 2006 compared to $29.8 million on June 30, 2006. This decrease was due to an increase in the notes receivable from Provansis and the payment related to the acquisition of GTS Consulting, partially offset by cash flow from operations. Short-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the September 2006 quarter, Inforte’s cash flow from operations was $792,000. This resulted primarily from an increase in income before income taxes. Year to date, cash flow from operations was $1.7 million in 2006 and $23,000 in 2005. Excluding the effect of the 2005 capital restructuring plan, cash flow from operations was $871,000 for the nine months ended September 30, 2005. We attribute this increase in cash flow from operations to higher revenues and net income in the first nine months of 2006 compared to the same period in 2005. There were no changes in our collection and credit policies or cash management practices.

There were no cash flows from financing activities in the third quarter of 2006 as employees did not exercise any stock options.

Net cash provided by investing activities for the three months ending September 30, 2006 was $2.0 million and resulted from conversions of marketable securities into cash of $3.2 million, offset partially by purchases of property and equipment of $0.6 million, payments related to the acquisition of GTS Consulting of $0.4 million and the note receivable from Provansis of $0.2 million.

In January 2005 Inforte announced a capital restructuring plan that included a one-time distribution of cash to shareholders and an offer to Inforte’s employees to exchange certain other stock options for cash. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock and approximately 510,000 options were exchanged for a total consideration of $848,000.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002 the entire amount authorized was repurchased. At its April 26, 2006 meeting, the board of directors reauthorized a $5.0 million stock repurchase program, which had been originally authorized in August 2002. No repurchases have occurred under the prior authorized $5.0 million repurchase program and the entire amount remains authorized. As of September 30, 2006, the public float (shares not held by executive officers and directors) totaled 8.2 million shares or 69% of total outstanding shares.

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

As of September 30, 2006, Inforte had a total of $1.2 million in deferred obligations payable in cash, all related to the acquisition of GTS Consulting. Each of the three cash payments will be accompanied with 21,142 shares of unregistered shares of Inforte common stock. Payments are due in July 2007, 2008 and 2009. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, primarily from the cash generated from the operations of the acquired businesses. In addition to the purchase price obligation for the acquisition, Inforte assumed operating leases from COMPENDIT and GTS Consulting, both related to office space.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other cash commitments. The table below identifies all future cash commitments.

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Q4 2006	2007	2008	2009	2010	2011
Long-term debt	--	--	--	--	--	--	--
Capital lease obligations	--	--	--	--	--	--	--
Operating leases	$2,446	$176	$669	$663	$427	$437	$74
Deferred acquisition payments	1,200	--	400	400	400	--	--
Unconditional purchase obligations	--	--	--	--	--	--	--
Other long-term obligations	--	--	--	--	--	--	--

Total contractual cash obligations	$3,646	$176	$1,069	$1,063	$827	$437	$74

Inforte has a sublease agreement for unused office space located in Chicago. Total rent receivable on this sublease contract is $27,000 for the remaining three months of 2006 and $111,000 and $67,000 for the years 2007 and 2008, respectively.

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

Stock compensation. As of September 30, 2006, Inforte had three stock-based employee compensation plans. Inforte adopted SFAS 123R on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R did not affect Inforte’s cash flows, financial position, or results of operations. All options outstanding as of December 31, 2005 were fully vested and there was no compensation expense related to these options at the time of adoption of SFAS 123R. Prior to December 31, 2005 Inforte used the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense was recognized for share purchase rights granted under the Inforte’s employee stock option and employee share purchase plans prior to the adoption of SFAS 123R.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on historical volatility of its own stock. Therefore, expected volatility for the quarter ended September 30, 2006 was based on the daily closing prices of our common stock during the five-year period ended September 30, 2006. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 6 to the consolidated financial statements for a further discussion on stock-based compensation.

Inforte recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of two, four or five years. Inforte estimated the forfeiture rate for the third quarter of fiscal 2006 based on its historical experience. Inforte will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior expense if the actual forfeitures are higher than estimated.

On October 1, 2005, the Compensation Committee of the board of directors approved a bonus plan that provides incentives to a small group of senior-level officers and employees of Inforte. Restricted stock granted under the bonus plan vests based upon (1) the achievement of designated performance targets established by the Compensation Committee and (2) the lapse of designated vesting periods during which recipients of grants must remain employed on a continuous basis by Inforte. A total of 200,760 shares of common stock, granted to five employees of Inforte, are outstanding under this bonus plan as of September 30, 2006. Total expense related to this restricted stock grant was based on the market price at grant date and involved assumptions to project future performance targets and employee tenure. Total estimated cost was then prorated over the employment-based vesting period of the grants.

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

Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of our office space was approximately 44,000 square feet at the time the plan was executed. On July 1, 2005 one of the original lease agreements was amended to reduce total abandoned office space to 27,000 square feet. Total charges related to this reduction of space are estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed. As of September 30, 2006 Inforte had one remaining office location with a sublease contract. If we vacate additional space, if future sub-lease income is less than estimated, if we buy-out leases or if we are unable to sublease our vacated space, additional charges or credits in future periods will be necessary.

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

In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred tax assets the expected future tax benefits of net operating loss carry forwards and foreign tax credits. In evaluating the realizability of deferred tax assets associated with net operating loss carry forwards and foreign tax credits, we consider, among other things, expected future taxable income by jurisdiction, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future tax benefits. The recovery of deferred tax assets from future taxable income must be assessed and, to the extent recovery is not likely, we will establish a valuation allowance. An increase in the valuation allowance results in recording additional tax expense and may cause our future financial results to vary significantly.

Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

Interest Income Recognition. Interest income includes interest on investment in marketable securities as well as interest on the note receivable to Provansis. Interest income is recognized when earned. Interest on the note receivable is calculated based on interest rates applied to unpaid principal. Inforte may stop accruing interest on the note receivable to Provansis if management determines that collection is doubtful. This may also lead to partial or total write-off of the principal amount that is currently carried at face value on the Consolidated Balance Sheet as of September 30, 2006.

Recently Issued Accounting Pronouncements

As of September 30, 2006, Inforte had three stock-based employee compensation plans. Inforte adopted SFAS 123R on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R did not affect Inforte’s cash flows, financial position, or results of operations. All options outstanding as of December 31, 2005 were fully vested and there was no compensation expense related to these options at the time of adoption of SFAS 123R. Prior to December 31, 2005 Inforte used the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense was recognized for share purchase rights granted under the Inforte’s employee stock option and employee share purchase plans prior to the adoption of SFAS 123R.

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

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. Inforte does not expect the adoption of SAB 108 to have a material effect on its consolidated financial statements.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In connection with Inforte’s acquisition of the outstanding shares of capital stock of GTS Consulting, Inc. (“GTS”), on July 15, 2006 Inforte paid Dr. Glenn Stoops, in partial consideration for the sale of GTS stock, $400,000 cash and 21,142 shares of common stock of Inforte. The 21,142 shares of Inforte common stock were not registered under the Securities Act of 1933, as amended, and were issued pursuant to an exemption from registration, among others, under Section 4(2) thereunder.

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

Inforte Corp.
November 14, 2006	By: /s/ Nick Heyes

Nick Heyes,
Chief Financial Officer