Form 10-K
period 2006-12-31
INFORTE CORP
filed 2007-03-30
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

     The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $38,780,548.

     The number of shares of the Registrant’s common shares, par value $0.001 per share, outstanding as of March 15, 2007 was 11,733,567.

     Certain portions of the Registrant’s definitive proxy statement dated March 23, 2007 for the Annual Meeting of Stockholders to be held April 26, 2007 are incorporated by reference into Part III of this report.

Inforte Corp.
Form 10-K
December 31, 2006

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

Overview

     Inforte helps companies acquire, develop and retain profitable customers with a combination of strategic, analytic and technology deployment services. Our approach enables clients to improve their understanding of customer behavior, successfully apply this insight to customer interactions, and continually analyze and fine-tune their strategies and tactics.

     Our client base consists primarily of Global 2000 companies. Representative clients in the past year included AARP, ALSTOM Power, America Online, Inc., Amylin Pharmaceuticals, Inc., BP plc, Cadbury Trebor Bassett Ltd., Cox Communications, DaimlerChrysler Corporation, Genentech, Inc., John H. Harland Company, Kimberly- Clark, Miller Brewing Company, Nissan Europe, Palm, Inc., Pfizer Consumer Health Products Company, Sabre Holding Corporation, Sungard SCT, Inc., Vattenfall Europe Information Services GmbH, Vodafone Group plc, and Volkswagen Bank GmbH.

     Inforte grew through organic means rather than through mergers or acquisitions from its inception in 1993 through 2003. Historically, we have funded our growth primarily through internally generated free cash flow, and although free cash flow was negative in 2004, we have generated positive free cash flow on a cumulative basis since becoming a public company in February 2000. In March 2004, Inforte acquired COMPENDIT, Inc., a leading provider of SAP Business Intelligence implementation consulting services. This acquisition enhanced Inforte’s ability to offer analytics and business intelligence solutions through COMPENDIT’s services partnership with SAP AG. In July 2005, Inforte acquired GTS Consulting, Inc. (GTS), a provider of managed marketing analytics services. GTS, now named Inforte Managed Analytics Corp., specializes in marketing mix modeling, customer transaction analysis, direct marketing, database management and database hosting for large companies. This acquisition enhances Inforte’s ability to offer analytics and customer intelligence consulting services on an established managed analytics platform. As of December 31, 2006, we employed 253 people in our offices in Atlanta; Chicago; Delhi, India; Hamburg, Germany and London, England.

     Inforte was incorporated in Delaware in 1999 and our stock is traded on the NASDAQ Stock Market under the symbol “INFT.” Our Internet address is http://www.inforte.com. Material contained on our website is not incorporated by reference into this annual report.

Industry Background

     A fluctuating economic environment has created many challenges for companies seeking growth, optimal profitability and increased efficiencies in highly competitive and rapidly changing markets. Companies must develop highly integrated strategies for customer-facing operations that are aligned with business strategy and then effectively execute these strategies to reach their goals. The consulting services that Inforte provides, namely CRM, strategy, business intelligence (BI), and analytics and managed services help organizations do just that.

     The analysis, design and implementation of effective solutions require special skills and expertise in a combination that many companies do not possess. These skills include:

  Identification of the vital planning information that companies need to manage their business better in response to demand changes;
  Integration of planning processes and systems across business functions;
  Design and implementation of data-driven marketing, sales and service strategies that optimize customer interactions;

  Linkage of customer-facing strategies to the back office; and
  Implementation of the technology required to support these solutions.

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

Inforte Services & Solutions

     Inforte offers a hybrid solution of strategy and analytics, allowing clients to drive transformational, measurable results from their customer interactions:

     BUSINESS INTELLIGENCE: Inforte’s Business Intelligence solutions and deep SAP BI expertise help companies develop a more robust understanding of their operations, customers and competitors. Our clients can then use this data-driven insight to guide both strategic and day-to-day execution. Led by recognized SAP BI pioneers and experts, Inforte’s SAP practice focuses exclusively on architecting, designing, developing and deploying SAP BI and the supporting technologies, enabling organizations to capitalize on the unique value of their SAP investment.

     CRM: With more than 200 successful client engagements, Inforte boasts CRM expertise that encompasses business process and functional areas across all customer-facing channels. Inforte’s clients’ successes are the result of strategic understanding, operational best practices, precise integration technologies and rigorous performance-measuring and user-adoption mechanisms.

     STRATEGY: Inforte focuses on the development and implementation of customer strategies to solve industry and issue-specific challenges. We start by building the critical, data-driven components needed for an organization to better understand its customers and generate actionable insights. Leveraging these insights, Inforte works with clients to develop customer strategies in the areas of sales, service and marketing to help them acquire, develop and retain profitable customer relationships.

     ANALYTICS & MANAGED SERVICES: Inforte develops models and analyses that solve complex business problems for our clients. Leveraging our experience with customer and business issues, Inforte incorporates an exclusive perspective in model development and insight generation. Integrating disparate data sources, including information previously unavailable and utilizing state-of-the-art techniques, Inforte differentiates the solutions delivered to our clients.

     Inforte can assist with the integration of models and analytics back into the client’s core systems. However, in many cases clients request a more turnkey approach to facilitate speed-to-market and ongoing advanced analytics. For these situations, Inforte offers hosted Managed Services to deliver advanced support services of ongoing data integration, real-time reporting and modeling, and strategic and technical account management support.

     Service Lines. Inforte’s focused solutions are delivered through different service lines:

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

Inforte Strategy

     Inforte’s strategic focus is on helping companies acquire, develop and retain customers. The underlying principles supporting this strategy are:

     Maintain focus on core areas of expertise. Our clients choose to work with us because of our focus on customers and our breadth of expertise in CRM, Business Intelligence, Strategy, and Analytics and Managed Services. This enhances our ability to generate assignments from existing clients, acquire new clients, achieve higher margins, and provide challenging assignments to our employees.

     Increase mix of recurring revenue. Inforte’s managed services offerings are powered by tailored, industry-specific models and frameworks that are provided in an on-demand environment. The combination of recurring and project-based revenue drives innovative solutions for our clients.

     Sustain our position as a visionary consultancy. Inforte has long been recognized by analysts, partners and clients for its thought leadership and vision. We support and strengthen this reputation by developing and delivering cutting-edge solutions that we believe keep our clients ahead of the curve.

     Continue to attract and retain high quality personnel. Inforte’s strategic focus requires that we attract and retain highly intelligent, motivated employees who are exceptionally qualified. We believe the best way to continue to attract and retain highly qualified personnel is to provide an intellectually challenging environment, an opportunity to personally impact our company’s future and a strong corporate culture.

     Inforte emphasizes continuous improvement of our client delivery and industry-specific expertise, along with knowledge management and other internal processes, to compete effectively in the future. We also continue to refine the systems and processes that comprise our internal infrastructure.

Clients

     Our client base consists primarily of Global 2000 companies. Representative clients are listed in the “Overview.” During 2006 our top five clients equaled 48 percent of total revenue and our top ten clients equaled 71 percent of total revenue. No single customer has provided Inforte with over 10 percent of annual revenue for each of the five consecutive years ending December 31, 2002, two customers contributed more than 10 percent of annual revenue in 2003 and one client contributed more that 10 percent of annual revenue in 2004, 2005 and 2006.

Financial information about geographic areas

     Inforte’s US operations had $34,088,168, $23,594,160 and $21,780,691 of net revenue, revenue before reimbursements, in 2004, 2005 and 2006, respectively. Inforte’s European operations had $9,854,978, $14,124,486 and $17,967,858 of net revenue in 2004, 2005 and 2006, respectively. As of December 31, 2006 Inforte had a total of $2,193,812 of fixed assets at cost in the US and a total of $330,104 in the United Kingdom, Germany and India combined. As of December 31, 2005 Inforte had a total of $1,548,410 of fixed assets at cost in the US and a total of $313,441 in the United Kingdom, Germany and India combined.

Sales and Marketing

     Inforte’s go-to-market approach utilizes both direct and channel selling methods. The efforts of the marketing team are combined with dedicated sales professionals, senior client executives, subject matter experts, and senior delivery personnel to sell directly into accounts and leverage our deep channel relationships. Through channel sales we target new accounts, while our direct selling methods focus on both growing existing customer relationships adding new accounts to our client roster.

     We use salesforce.com’s automation applications, customized by Inforte as iSAM, to capture detailed information on sales opportunities. This system tracks potential contracts at each stage of our sales cycle and we project revenue based on a probability analysis of each sales opportunity, allowing us to manage continually our staffing needs and spending plans.

     Our market development efforts are designed to build the Inforte brand, drive demand in the marketplace for our solutions, and generate leads for new business. Activities include strategic direct marketing programs, participation at industry conferences, regular meetings with industry analysts, electronic brochures and use of website properties such as inforte.com.

     We complement our internal sales and marketing processes with select formalized alliances. We co-market and share leads with software vendors and complementary services firms with whom we have strategic, non-exclusive marketing relationships. In addition, we work with other software vendors with whom we do not have formalized relationships.

People

     Our headcount was 442 people at the end of 2000, 294 people at the end of 2001, 229 employees as of December 31, 2002, 189 employees as of December 31, 2003, and 250, 233 and 253 as of December 31, 2004, 2005 and 2006, respectively. Of these, 207 are consultants, 11 are in sales and marketing, including 7 quota-based sales personnel, 6 are in human resources and 29 are management or administrative personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Competition

     We compete in the strategy and technology professional services market, which is highly competitive. Despite the elimination of many competitors in recent years, competition remains intense. We believe that our competitors fall into several categories, including the following:

  The successor organizations to the “Big 5” consulting firms: Accenture Ltd, BearingPoint Inc., Deloitte Consulting LLP, Cap Gemini SA and IBM Business Consulting Services
  Technology consulting firms such as Answerthink Inc., DiamondCluster International Inc., and Sapient Corp
  Strategy consulting firms such as Bain & Company, Booz Allen Hamilton Inc., Boston Consulting Group, Inc. and McKinsey & Company
  Database marketing firms such as Harte-Hanks, Inc., The Allant Group Inc., Merkle Inc., and TargetBase
  Professional services divisions of application software vendors such as Siebel Systems, Inc. and SAP AG
  Internal information technology departments of current and potential clients
  Large systems integration or outsourcing firms such as Computer Sciences Corporation, Electronic Data Systems Corp, Tata Sons Ltd., Wipro Ltd. and Infosys Technologies Limited.

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

     Because our market changes constantly, some of the most important challenges facing us are the need to:

  develop new services that meet changing customer needs;
  identify and effectively market solutions with growing demand;
  enhance our current services;
  continue to develop our strategic expertise;
  effectively use the latest technologies; and
  influence and respond to emerging industry standards and other technological changes.

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

     If we are unable to hire and retain highly-skilled individuals, our ability to retain existing business and compete for new business will be harmed. A limited number of individuals have the ability to sell and deliver services similar to those we provide to our clients and competition for these individuals is intense. Our competitors may be able to use brand recognition and size to their advantage in recruiting these highly-qualified people. Further, individuals who were previously successful in a different business environment may no longer be successful. Identifying individuals who will succeed in this environment is extraordinarily difficult. To attract and retain these individuals, we invest a significant amount of time and money. In addition, we expect that both bonus payments and equity ownership is an important component of overall employee compensation. In periods of unfavorable market conditions or non-target company performance, overall bonus payments may be below target, increasing the risk that key employees will leave Inforte. Also, if our stock price does not increase over time, it may be more difficult to retain employees who have been compensated with equity-based awards.

If we fail to adequately manage rapid changes in demand, our profitability and cash flow may be reduced or eliminated.

     If we cannot keep pace with the rapid changes in demand, we will be unable to effectively match resources with demand, and maintain high client satisfaction, which may eliminate our profitability and our ability to achieve positive free cash flow, which we define as cash flow from operations minus capital expenditures. Our business grew dramatically from 1993 through 2000. For example, our net revenue increased by 100% or more for seven consecutive years, reaching $63.8 million in 2000. As a result of the pricing pressures from competitors and from clients facing pressure to control costs, net revenue declined in each of the years 2001, 2002 and 2003, dropping to $32.7 million in 2003, then increasing to $43.9 million in 2004, dropping again to $37.7 million in 2005 and then increasing to $39.7 million in 2006. If our revenues decline, we may not be profitable or achieve positive free cash flow. If, on the other hand, our growth exceeds our expectations, our current resources and infrastructure may be inadequate to handle the growth.

If our marketing relationships with software vendors deteriorate, we would lose their client referrals. If these vendors continue to increase their professional services revenue, our revenue could be adversely affected.

     If these vendors become subject to industry consolidation or continue to increase their professional services revenue, our revenue could be adversely affected. We currently have marketing relationships with software vendors, including SAP AG, Siebel Systems, Inc. and SAS Institute, Inc.. Although we have historically received a large number of business leads from these and other software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our net revenues.

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

     At times, we derive a significant portion of our revenue from large projects for a limited number of varying clients. During 2006 our five largest clients accounted for 48% of net revenue and our ten largest clients accounted for 71% of net revenue. In the same year we had one client, BP plc, contributing more than 10% of net revenue for the year. Although these large clients vary from time to time and our long-term revenues do not rely on any one client, our revenues could be negatively affected if we were to lose one of our top clients or if we were to fail to collect a large account receivable.

     In addition, many of our contracts are short-term and our clients may be able to reduce or cancel our services without incurring any penalties. If our clients reduce or terminate our services, we would lose revenue and would have to reallocate our employees and our resources to other projects to attempt to minimize the effects of that reduction or termination. Accordingly, terminations, including any termination by a major client, could adversely impact our revenues. The valuation of businesses that we have recently acquired is based on revenues drawn from a small number of engagements with significant clients. The loss of such a significant client engagement may result in negative adjustments to goodwill which in turn will affect our results from operations. We believe that an uncertain economic environment increases the probability that services may be reduced or canceled.

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

Fluctuations in our quarterly revenues and operating results due to our size and client demand may lead to reduced prices for our stock.

     Our quarterly revenues and operating results have fluctuated significantly in the past and we expect them to continue to fluctuate significantly in the future. We attribute some of this fluctuation to Inforte’s size and the project-based nature of its business. In quarters when we start a new project engagement or when a current engagement is over our total revenues may fluctuate significantly due to the relatively high amounts of revenue per project. Quarterly fluctuations in revenue are also related to the budgeting cycles of our customers, most of whom have calendar-based fiscal years and as a result are more likely to initiate projects during the first half of the year. The existence of these quarterly fluctuations makes it more difficult to predict demand, and if we are unable to predict client demand accurately, our expenses may be disproportionate to our revenue on a quarterly basis and our stock price may be adversely affected.

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

  experience a diversion of our financial resources and management attention;
  incur damages and litigation costs, including attorneys’ fees;
  be enjoined from further use of the intellectual property;
  be required to obtain a license to use the intellectual property, incurring licensing fees;
  need to develop a non-infringing alternative, which could be costly and delay projects; and
  have to indemnify clients with respect to losses incurred as a result of our infringement of the intellectual property.

As of December 31, 2006, Primary Knowledge Inc, (“PKI”), a company providing services to Provansis An Inforte Company LLC (Provansis), was involved in arbitration with a third party over alleged infringement of intellectual rights. If the outcome of this arbitration is unfavorable to PKI, certain services provided to Provansis may be terminated. The cost of finding or building alternatives for these services may increase Provansis’ expenses and may cause Inforte to write off the investment and loan amounts for tax compliance purposes. These tax losses may in turn trigger a valuation allowance against the related deferred tax assets, in case Inforte is unable to utilize the tax benefits from the loss deduction.

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

     For 2006, our international net revenue was 45% of total net revenue. There are additional risks associated with international operations, which we do not face domestically and we may assume even higher levels of such risk as we expand our ventures in Europe and India. Risk factors associated with international operations include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations. These risk factors may negatively impact our business.

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

     Over the past three years Inforte has implemented several strategic reorganization plans that comprised of simplification of the business structure and changes in Inforte’s executive management team. In March 2006 David Sutton resigned as the chief executive officer and Inforte’s board of directors appointed Stephen Mack as the new president and interim chief executive officer. In February 2007, Nick Heyes, previously Inforte’s chief financial officer, became president and chief operating officer. Also in February 2007 Bill Nurthen became the new chief financial officer. Should these changes in the executive team adversely affect relationships with current partners and clients or lead to higher turnover rates, we may be unable to maintain the present level of profitability.

Current or future legislative and regulatory requirements, such as the Sarbanes-Oxley Act of 2002, may lead to increased insurance, accounting, legal and other costs, which may cause our profitability to decline.

     Efforts started in 2004 to document the implementation of the requirements of the Sarbanes-Oxley Act and for that purpose Inforte has incurred additional costs related to the hiring of outside consultants. These costs were less material in 2005 and 2006 due to an extension in the compliance deadline. However, we expect these costs to increase even further in 2007 when under Section 404 of the Sarbanes-Oxley Act we are required to include, for the first time in our Annual Report on Form 10-K management’s assessment of the effectiveness of our internal controls over financial reporting.

We may not be able to integrate successfully the business of recently acquired companies with Inforte’s business.

     While we believe that acquisition deals enhance our ability to offer analytics and business intelligence solutions to our customers, acquired businesses may not be integrated successfully. Our limited experience with mergers and acquisitions could affect our ability to efficiently consummate and/or integrate acquisitions into our ongoing operations. Failure to integrate acquired businesses successfully could result in an inability to maintain revenue levels or to realize certain synergies of the acquisition, which, in turn, may negatively impact our operating results.

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

     In January 2007, Inforte decided to take certain actions with respect to its investment in Provansis. Provansis is a joint venture formed in 2005 in which Inforte made a 19% equity investment and extended a loan. In the last quarter of 2006, Provansis impaired the intangible asset contributed to Provansis by its other major equity holder, causing Inforte to record its 19% of this loss which was $1,415,686. After recording the loss related to the intangible asset, the remaining Provansis equity investment of $150,340 was also written off. A provision of $2,201,333 was made for a loss on the note receivable from Provansis, resulting in a tax impact of $841,566.

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

     Inforte’s average trading volume during 2006 averaged approximately 19,000 shares per day. On any particular day, Inforte’s trading volume can be less than 1,000 shares, increasing the potential for volatile stock prices.

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

     As of March 15, 2007 our executive officers and directors beneficially owned 31.2% of the outstanding shares of our common stock. The largest owners and their percentage ownership are set forth below:

  Philip S. Bligh                         20.0%
  Stephen Mack                          9.4%

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

Our share price could be adversely affected if we are unable to maintain effective internal controls.

     In 2007, we will be required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations and the market price of our securities could be materially adversely affected.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.     PROPERTIES

     Our headquarters are located in approximately 16,102 square feet of leased office space in Chicago, Illinois. Senior management, sales, marketing, human resources and administrative personnel, as well as the Chicago-based consultants use this facility. We have regional offices for our regional personnel. We have also entered into various leases for professional office space in Atlanta; Delhi, India; Hamburg, Germany and London, England.

     Due to our efforts to consolidate previously leased office space, we have sublease agreements for a total of approximately 5,748 square feet of unused office space in Chicago.

ITEM 3.     LEGAL PROCEEDINGS

     Inforte; Philip S. Bligh, Inforte’s Chairman of the Board; Stephen C.P. Mack, Inforte’s chief executive officer; and Nick Padgett, a former executive officer of Inforte, have been named as defendants in Mary C. Best v. Inforte Corp.; Goldman, Sachs & Co.; Salomon Smith Barney, Inc.; Philip S. Bligh; Stephen C.P. Mack and Nick Padgett, Case No. 01 CV 10836, filed on November 30, 2001 in Federal Court in the Southern District of New York. The case is among more than 300 putative class actions against certain issuers, their officers and directors, and underwriters with respect to such issuers’ initial public offerings, coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS) (collectively, “Multiple IPO Litigation”). An amended class action complaint was filed in the case on April 19, 2002. The amended complaint in the Case alleges violations of federal securities laws in connection with Inforte’s initial public offering occurring in February 2000 and seeks certification of a class of purchasers of Inforte stock, unspecified damages, interest, attorneys’ and expert witness fees and other costs. The individual defendants (Messrs. Bligh, Mack and Padgett) have been dismissed from the case without prejudice pursuant to a stipulated dismissal and a tolling agreement. Inforte moved to dismiss the plaintiff’s case and, on February 19, 2002, the Court granted this motion in part, denied it in part and ordered that discovery in the case may commence. The Court dismissed with prejudice the plaintiff’s purported claim against Inforte under Section 10(b) of the Securities Exchange Act of 1934, but left in place the plaintiff’s claim under Section 11 of the Securities Act of 1933.

     Inforte has entered into a Memorandum of Understanding (the “MOU”), along with most of the other defendant issuers in the Multiple IPO Litigation, whereby such issuers and their officers and directors (including Inforte and Messrs. Bligh, Mack and Padgett) will be dismissed with prejudice from the Multiple IPO Litigation, subject to the satisfaction of certain conditions. Under the terms of the MOU, neither Inforte nor any of its formerly named individual defendants admit any basis for liability with respect to the claims in the Case. The MOU provides that insurers for Inforte and the other defendant issuers participating in the settlement will pay approximately $1 billion to settle the Multiple IPO Litigation, except that no such payment will occur until claims against the underwriters are resolved and such payment will be paid only if the recovery against the underwriters for such claims is less than $1 billion and then only to the extent of any shortfall. Under the terms of the MOU, neither Inforte nor any of its named directors will pay any amount of the settlement. The MOU further provided that participating defendant issuers will assign certain claims they may have against the defendant underwriters in connection with the Multiple IPO Litigation. In an order dated February 15, 2005, the Court certified settlement classes and class representatives and granted preliminary approval to the settlement contemplated by the MOU with certain modifications, including that the “bar order,” or claims that would be barred by the settlement, be modified consistent with the Court’s opinion. Amended settlement documents were subsequently presented to the Court and, on August 31, 2005, the Court entered an order approving the form, substance and program of notice of the settlement to class members and further set a hearing concerning the fairness of the settlement on April 26, 2006. In October 2006, a further amendment to the MOU was entered, whereby the issuer insurers increased their guarantee of payment to plaintiffs. Under the amendment, the issuer insurers increased their guarantee of payment under the MOU to 1/2 of the $425 million settlement amount reached in a settlement between the lead plaintiff and JP Morgan Securities, Inc., and the abandonment of certain costs. On November 15, 2006, the amended settlement documents were again presented to the Court.

     Certain of the underwriters that are defendants in the lawsuit successfully appealed the Court’s ruling granting class certification. On December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the District Court’s certification of a litigation class in that portion of the case between the plaintiffs and the underwriter defendants. Because the Second Circuit’s opinion was directed to the class certified by the District Court for the plaintiffs’ litigation against the underwriter defendants, the opinion’s effect on the class certified by the District Court for the issuer defendants’ settlement is unclear. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ Stock Market under the symbol “INFT.” The price range reflected in the table below is the high and low sales price for our stock as reported by the NASDAQ Stock Market during each quarter of the last two years.

     Prior to 2005 our policy was to retain earnings, if any, to finance future growth. In 2005 the board of directors approved a onetime cash distribution of $1.5 per share of common stock. As of December 31, 2006 Inforte had no intentions of declaring cash distributions or dividends from future profits or capital.

     On July 15, 2005 Inforte acquired all of the outstanding shares of capital stock of GTS Consulting, Inc., a marketing analytics services firm. Inforte paid $2.1 million in cash at closing. As part of the purchase price, Inforte paid $400,000 and granted 21,142 shares of unregistered common stock on July 15, 2006.

     In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allowed Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2006, we have made no repurchases under this second program. As of March 15, 2007, there were approximately 1,557 stockholders, including stockholders of record and holders in street name, and the closing price of Inforte shares of common stock as reported by the NASDAQ Stock Market was $3.41.

Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2005	2005	2005	2005	2006	2006	2006	2006
Price range per share:
Low	$ 5.40	$ 3.10	$ 3.55	$ 3.76	$ 3.90	$ 4.39	$ 3.97	$ 3.49
High	$ 7.82	$ 5.30	$ 4.43	$ 4.30	$ 4.38	$ 5.10	$ 4.97	$ 4.22

     The following table shows shares of common stock authorized for issuance under the equity compensation plans as of December 31, 2006:

Number of Securities
Remaining Available for
	Number of	Weighted-average	Future Issuance under
	Securities to be Issued	Exercise Price	Equity Compensation
	upon Exercise of	of Outstanding	Plans (Excluding Securities
Plan Category	Outstanding Options (a)	Options (b)	Reflected in Column (a)) (c) (1)
Equity compensation plans
approved by shareholders	493,212	$8.27	3,544,369
Equity compensation plans not
approved by shareholders	—	—	—
Total	493,212	$8.27	3,544,369

(1)	Includes 2,871,811 in shares available under Inforte’s 1997 Incentive Stock Option Plan, 365,000 shares available under the 1995 Incentive Stock Option Plan and 307,558 shares available under Inforte’s 1999 Employee Stock Purchase Plan. For the 1997 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance. For the 1995 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,900,000 shares for issuance. For the 1999 Employee Stock Purchase Plan, Inforte has reserved 200,000 shares for issuance. The 1999 Employee Stock Purchase Plan became effective upon the completion of the Inforte’s initial public offering, in February 2000.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative total return to shareholders for our common stock with the comparable return of the NASDAQ Composite Index and the Russell 2000 Index.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
INFORTE CORP.	100.00	55.48	59.34	56.41	40.63	38.38
NASDAQ COMPOSITE INDEX	100.00	71.97	107.18	117.07	120.50	137.02
RUSSELL 2000	100.00	79.52	117.09	138.55	144.86	171.47

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 2004, 2005 and 2006 and the balance sheet data as of December 31, 2005 and 2006 are derived from our audited consolidated financial statements, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended 2002 and 2003 and the balance sheet data as of December 31, 2002, 2003 and 2004 are derived from our audited consolidated financial statements, which are not included in this Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data
Revenues:
Revenue before reimbursements (net revenue)	$40,355	$32,655	$43,944	$37,718	$39,749
Reimbursements	5,697	4,742	6,106	3,929	3,577
Total revenues	46,052	37,397	50,050	41,647	43, 326
Cost of services:
Project personnel and related expenses	19,934	17,263	25,735	21,760	23,166
Reimbursements	5,697	4,742	6,106	3,929	3,577
Total costs of services	25,631	22,005	31,841	25,689	26,743
Gross profit	20,421	15,392	18,209	15,958	16,583

Other operating expenses:
Sales and marketing	6,052	4,644	4,777	2,590	2,629
Recruiting, retention and training	1,222	743	1,341	1,100	1,970
Management and administrative (1)	12,884	9,437	14,111	12,155	11,195
Total other operating expenses (2)	20,158	14,824	20,229	15,845	15,794
Operating income (loss)	263	568	(2,020)	113	789
Reserve on note receivable to affiliate (3)	—	—	—	—	(2,201)
Loss on investment in affiliate (3)	—	—	—	(143)	(1,857)
Interest income, net and other	2,124	1,380	1,084	918	1,465
Income (loss) before income taxes	2,387	1,948	(936)	888	(1,804)
Income tax expense (benefit)	672	201	(372)	352	1,756
Net income (loss)	$1,715	$1,747	$(564)	$536	$(3,560)
Net income (loss) per share:
Basic	$0.15	$0.16	$(0.05)	$0.05	$(0.31)
Diluted	$0.15	$0.16	$(0.05)	$0.05	$(0.31)
Weighted average common shares outstanding:
Basic	11,315	10,898	11,045	11,222	11,369
Diluted	11,647	11,018	11,045	11,504	11,369

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Balance Sheet Data (at period end):
Cash and short-term and long-term marketable securities	$67,345	$67,730	$57,580	$32,944	$30,170
Working capital	46,506	47,972	45,936	32,471	32,217
Total assets	76,070	74,806	82,590	64,393	57,051
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	64,731	67,200	67,916	51,846	49,672
____________________

(1)	In the fourth quarter of 2004 Inforte’s management team executed a plan to consolidate leased office space. This plan included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Related to this plan is a non-cash, non-recurring charge of $2,144, presented here as part of management and administrative expenses. The charge consists of contractual rental commitments for office space being vacated less estimated sub-lease income. Excluding this charge, management and administrative expenses, operating income and net income are $11,967, $124 and $732, respectively.

(2)	In the first quarter of 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included a program to offer employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. The total expense related to the capital restructuring plan of $1,316 included: (i)$848 for charges related to the exchange of stock options for cash; (ii) $378 for common stock grants to employees who had chosen not to exercise options prior to the one-time cash distribution; and (iii) $90 for professional services. Of the total expense of $1,316, $292 was charged to project personnel and related expenses, $119 was charged to sales and marketing, $8 was charged to recruiting, retention and training and $897 was charged to the management and administrative line of the Statement of Operations.

(3)	In the fourth quarter of 2006 Provansis, an unconsolidated subsidiary of Inforte, recorded an impairment loss from an intangible asset and Inforte recognized its portion of the related write-off of $1,416. In the same quarter, Inforte booked a $2,201 provision against the full amount of a note receivable to Provansis, including accumulated interest. After accounting for the preceding losses Inforte, wrote off the remaining balance of its investment in Provansis of $150. Inforte’s portion of losses from operations of Provansis, excluding the intangible asset write-off, was $291 in 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Inforte helps companies acquire, develop and retain profitable customers with a combination of strategic, analytic and technology deployment services. Our approach enables clients to improve their understanding of customer behavior, successfully apply this insight to customer interactions, and continually analyze and fine-tune their strategies and tactics. Founded in 1993, Inforte is headquartered in Chicago and has offices in Atlanta; Delhi, India; Hamburg, Germany and London, England.

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

Results of Operations

     The following table sets forth the percentage of revenue before reimbursements (net revenue) of certain items included in Inforte’s consolidated statement of operations:

	Year Ended December 31,
	2004	2005	2006
Revenues:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%
Reimbursements	13.9	10.4	9.0
Total revenue:	113.9	110.4	109.0
Cost of services:
Project personnel and related expenses	58.6	57.7	58.3
Reimbursements	13.9	10.4	9.0
Total cost of services	72.5	68.1	67.3
Gross profit	41.4	42.3	41.7
Other operating expenses:
Sales and marketing	10.9	6.9	6.6
Recruiting, retention and training	3.1	2.9	5.0
Management and administrative (1)	32.1	32.2	28.2
Total other operating expenses (2)	46.0	42.0	39.7
Operating income (loss)	(4.6)	0.3	2.0
Reserve on note receivable to affiliate (3)	—	—	(5.5)
Loss on investment in affiliate (3)	—	(0.4)	(4.7)
Interest income, net and other	2.5	2.4	3.7
Income (loss) before income taxes	(2.1)	2.3	(4.5)
Income tax expense (benefit)	(0.8)	0.9	4.4
Net income (loss)	(1.3)%	1.4%	(9.0)%

(1)	In the fourth quarter of 2004 Inforte’s management team executed a plan to consolidate leased office space. This plan included consolidating office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Related to this plan was a non-cash, non-recurring charge of $2,144, that was included here as part of management and administrative expenses. The charge consisted of contractual rental commitments for office space vacated less estimated sub-lease income. Excluding this charge, management and administrative expenses, operating income and net income were 27.2%, 0.3% and 1.7% of net revenue, respectively.

(2)	In the first quarter of 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included a program to offer employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. Of the total expense of $1,316, $292 was charged to project personnel and related expenses, $119 was charged to sales and marketing, $8 was charged to recruiting, retention and training and $897 was charged to the management and administrative line of the Statement of Operations. Excluding these charges project personnel and related expenses were 56.9% of net revenue, sales and marketing expenses were 6.6% of net revenue, recruiting, retention and training expenses were 2.9% of net revenue and management and administrative expenses were 29.8% of net revenue. Operating income and net income were 3.8% and 3.5% of net revenue, respectively.

(3)	In the fourth quarter of 2006 Provansis, an unconsolidated subsidiary of Inforte, recorded an impairment loss from an intangible asset and Inforte recognized its portion of the related write-off of $1,416. In the same quarter, Inforte booked a $2,201 provision against the full amount of a note receivable to Provansis, including accumulated interest. After accounting for the preceding losses Inforte, wrote off the remaining balance of its investment in Provansis of $150.

Quarterly Results of Operations

     The following tables set forth certain unaudited quarterly results of operations of Inforte for 2005 and 2006. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited)
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2005	2005	2005	2005
Revenues:
Revenue before reimbursements (net revenue)	$8,655,298	$9,793,622	$9,711,439	$9,558,287
Reimbursements	890,681	1,098,823	922,038	1,017,335
Total revenues	9,545,979	10,892,445	10,633,477	10,575,622
Cost of services:
Project personnel and related expenses	5,759,094	5,319,509	5,186,851	5,493,361
Reimbursements	890,681	1,098,823	922,038	1,017,335
Total cost of services	6,649,775	6,418,332	6,108,889	6,510,696
Gross profit	2,896,204	4,474,113	4,524,588	4,064,926

Other operating expenses
Sales and marketing	613,145	691,490	638,011	647,506
Recruiting, retention and training	198,987	262,125	324,406	314,970
Management and administrative	3,635,736	2,958,204	2,789,119	2,773,207
Total other operating expenses	4,447,868	3,911,819	3,751,536	3,735,683
Operating income (loss)	(1,551,664)	562,294	773,052	329,243
Loss on investmant in affiliate	—	—	(75,749)	(66,819
Interest income, net, and other	261,102	195,789	214,356	247,147
Income (loss) before income taxes	(1,290,562)	758,083	911,659	509,571
Income tax expense (benefit)	(520,696)	303,854	366,711	201,789
Net income (loss)	$(769,866)	$454,229	$544,948	$307,782
Net income (loss) per share
Diluted	$(0.07)	$0.04	$0.05	$0.03
Weighted-average common shares outstanding:
Diluted	11,278,663	11,711,408	11,694,423	11,477,252

	Three Months Ended (unaudited)
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2005	2005	2005	2005
As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursement	10.3%	11.2%	9.5%	10.6%
Total revenues	110.3%	111.2%	109.5%	110.6%
Cost of services:
Project personnel and related expenses	66.5%	54.3%	53.4%	57.5%
Reimbursements	10.3%	11.2%	9.5%	10.6%
Total costs of services	76.8%	65.5%	62.9%	68.1%
Gross profit	33.5%	45.7%	46.6%	42.5%

Other operating expenses:
Sales and marketing	7.1%	7.1%	6.6%	6.8%
Recruiting, retention and training	2.3%	2.7%	3.3%	3.3%
Management and administrative	42.0%	30.2%	28.7%	29.0%
Total other operating expenses	51.4%	39.9%	38.6%	39.1%
Operating income (loss)	(17.9)%	5.7%	8.0%	3.4%
Loss on investment in affiliate	—	—	(0.8)%	(0.7)%
Interest income, net, and other	3.0%	2.0%	2.2%	2.6%
Income (loss) before income taxes	(14.9)%	7.7%	9.4%	5.3%
Income tax expense (benefit)	(6.0)%	3.1%	3.8%	2.1%
Net income (loss)	(8.9)%	4.6%	5.6%	3.2%

	Three Months Ended (unaudited)
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2006	2006	2006	2006
Revenues:
Revenue before reimbursements (net revenue)	$9,953,027	$9,572,733	$10,251,651	$9,971,138
Reimbursements	996,695	888,549	960,703	730,492
Total revenues	10,949,722	10,461,282	11,212,354	10,701,630
Cost of services:
Project personnel and related expenses	5,344,974	5,441,893	6,051,461	6,327,508
Reimbursements	996,695	888,549	960,703	730,492
Total cost of services	6,341,669	6,330,442	7,012,164	7,058,000
Gross profit	4,608,053	4,130,840	4,200,190	3,643,630

Other operating expenses
Sales and marketing	672,296	554,007	640,702	762,325
Recruiting, retention and training	372,909	471,298	575,672	549,625
Management and administrative	3,201,289	2,661,292	2,776,011	2,554,912
Total other operating expenses	4,246,494	3,686,597	3,992,385	3,866,862
Operating income (loss)	361,559	444,243	207,805	(223,232)
Reserve on note receivable to affiliate	—	—	—	(2,201,333)
Loss on investmant in affiliate	(74,891)	(61,447)	(90,176)	(1,630,917)
Interest income, net, and other	279,861	343,698	414,075	426,819
Income (loss) before income taxes	566,529	726,494	531,704	(3,628,663)
Income tax expense	238,169	306,259	229,695	981,658
Net income (loss)	$328,360	$420,235	$302,009	$(4,610,321)
Net income (loss) per share
Diluted	$0.03	$0.04	$0.03	$(0.40)
Weighted-average common shares outstanding:
Diluted	11,593,959	11,686,514	11,810,974	11,418,826

	Three Months Ended (unaudited)
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2006	2006	2006	2006
As a percentage of net revenue:
Revenue before reimbursements (net revenue)	100.0%	100.0%	100.0%	100.0%
Reimbursement	10.0%	9.3%	9.4%	7.3%
Total revenues	110.0%	109.3%	109.4%	107.3%
Cost of services:
Project personnel and related expenses	53.7%	56.8%	59.0%	63.5%
Reimbursements	10.0%	9.3%	9.4%	7.3%
Total costs of services	63.7%	66.1%	68.4%	70.8%
Gross profit	46.3%	43.2%	41.0%	36.5%

Other operating expenses:
Sales and marketing	6.8%	5.8%	6.2%	7.6%
Recruiting, retention and training	3.7%	4.9%	5.6%	5.5%
Management and administrative	32.2%	27.8%	27.1%	25.6%
Total other operating expenses	42.7%	38.5%	38.9%	38.8%
Operating income (loss)	3.6%	4.6%	2.0%	(2.2)%
Reserve on note receivable to affiliate	—	—	—	(22.1)%
Loss on investment in affiliate	(0.8)%	(0.6)%	(0.9)%	(16.4)%
Interest income, net, and other	2.8%	3.6%	4.0%	4.3%
Income (loss) before income taxes	5.7%	7.6%	5.2%	(36.4)%
Income tax expense	2.4%	3.2%	2.2%	9.8%
Net income (loss)	3.3%	4.4%	2.9%	(46.2)%

Years ended December 31, 2005 and 2006

     Revenue before reimbursements (net revenue). Net revenue is revenue excluding reimbursable expenses that are billed to our clients. Net revenue increased $2.0 million or 5% to $39.7 million for the year ended December 31, 2006 from $37.7 million for the year ended December 31, 2005. We attribute this increase in revenues to a higher demand for our SAP-related Business Intelligence service offering and steady growth in our revenue generated in Europe. For the year ended December 31, 2006, we had 22 significant clients with each of these clients contributing $1.6 million to net revenue on average. We had 33 significant clients during the year ended December 31, 2005, each contributing $1.0 million to net revenue on average. We had one significant client contributing more than 10% from net revenue in 2005 and 2006.

     Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. Project personnel and related expenses increased $1.4 million or 6% to $23.2 million for the year ended December 31, 2006, from $21.8 million for the year ended December 31, 2005. This increase resulted from an increase in consulting headcount and compensation in 2006, partially offset by compensation related to the buyout of stock options in 2005. Total costs associated with the buyout of stock options were $292,000. We employed 191 and 207 consultants on December 31, 2005 and 2006, respectively. Further, project personnel and related expenses were reduced both in 2005 by a downward adjustment in the allowance for doubtful accounts of $50,000. Our allowance for doubtful accounts remained at $400,000 as of December 31, 2006. We base our estimates on our historical collection and write-off experience, current trends, and percentage of our accounts receivable by aging category. The adjustment in 2005 was not due to any write-off of a specific customer account.

     Project personnel and related expenses represented 58.3% of net revenue for the year ended December 31, 2006, compared to 57.7% for the year ended December 31, 2005. This slight increase is due to higher total compensation charges for project personnel. Net revenue per consultant was $211,000 in the year ended December 31, 2006, up from $210,000 in the year ended December 31, 2005. The minor change in net revenue per consultant versus the prior year is a result of the small increase in consultants’ utilization.

     Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups as well as costs to execute marketing programs. Sales and marketing expenses remained unchanged at $2.6 million for the years ended December 31, 2005 and 2006. This was due to an increase in sales and marketing headcount in 2006, offset by an increase in compensation expense recorded as part of the offer to buy out stock options in March of 2005. Total costs associated with the buyout of stock options previously granted to sales and marketing personnel were $119,000 in the first quarter of 2005. Total sales and marketing headcount was 9 in 2005 and 11 as of December 31, 2006. Sales and marketing expenses as a percentage of net revenue dropped in 2006 to 6.6% from 6.9% in 2005.

     Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. Recruiting, retention and training expenses increased by $0.9 million or 79% to $2.0 million for the year ended December 31, 2006 from $1.1 million for the year ended December 31, 2005. The increase in spending results primarily from higher recruiting costs due to the high number of personnel recruited in 2006. The total number of employees went up from 233 as of December 31, 2005 to 253 as of December 31, 2006. Total recruiting retention and training headcount was 5 as of December 31 and 2005, 6 as of December 31, 2006. Recruiting, retention and training expenses as a percentage of net revenue increased to 5.0% for the year ended December 31, 2006 from 2.9% in 2005.

     Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance, and depreciation and amortization of capitalized computers, purchased software and property. Management and administrative expenses decreased $1.0 million or 8% to $11.2 million for the year ended December 31, 2006 from $12.2 million in 2005. For the year ended December 31, 2006, management and administrative expenses decreased to 28.2% as a percent of net revenue from 32.2% in the prior year period, as net revenue increased and management and administrative expenses decreased. In January 2005 Inforte’s board of directors approved a capital restructuring plan that included an offer to Inforte’s employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. Of the total one-time expense of $1.3 million, $0.9 million was charged to the management and administrative line of the Consolidated Statement of Operations in the first quarter of 2005. Excluding this one-time charge in 2005 total management and administrative expenses were $11.3 million or 29.8% of net revenue in 2005. Total management and administrative headcount was 28 and 29 as of December 31, 2005 and 2006, respectively.

     Interest income, net and other. During the year ended December 31, 2006, interest income, net and other, increased $0.6 million, or 59% to $1.5 million. The increase is due to the higher interest yields earned on our short-term securities investments offset partially by the effect of lower average investment balance as a result of payments related to Inforte’s acquisitions of COMPENDIT and GTS Consulting. In addition to the interest earned on available-for-sale securities, Inforte accrued interest on the note receivable to Provansis of $14,000 and $161,000 in 2005 and 2006, respectively.

     Loss on investment in affiliate. In May 2005 Inforte entered into a Limited Liability Company Agreement of Provansis, by and among Inforte, Primary Knowledge, Inc. (PKI), and Mr. Ronald Meyer. Pursuant to the agreement, Inforte, PKI and Mr. Meyer, the chief executive officer of the newly formed entity, are members in Provansis. Initially, Inforte contributed $2,000,000 in cash for a 19% membership interest. Under the terms of the Agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of the investee included in Inforte’s statement of operations were $1,857,431 and $142,569 in 2006 and 2005, respectively. Inforte’s portion of the loss from Provansis’ normal operations was $291,406 in 2006. In the fourth quarter of 2006, Provansis recorded an impairment loss from an intangible asset and Inforte recognized its portion of the related loss of $1,415,686. After accounting for the preceding losses, Inforte wrote off the remaining balance of its investment in Provansis of $150,340. The write-off of the investment in Provansis did not trigger a tax deduction as of the balance sheet date.

     Reserve on note receivable to affiliate. In the fourth quarter of 2006, Inforte booked a $2.2 million provision against the full amount of a note receivable to Provansis, including accumulated interest $161,000. As of the balance sheet date, the loan remains as a legal claim against the assets of the unconsolidated subsidiary and is not considered uncollectible for tax compliance purposes.

     Income tax expense. Income tax expense for the year ended December 31, 2006 was negative 97.3% of pre-tax loss versus income tax expense of 39.6% of pre-tax income in 2005. The effective tax rate of negative 97.3% in 2006 was a result of the allowance against deferred tax assets associated with unrealizable foreign tax credits, based on current projections, and the provision on the note receivable to Provansis of $1.1 million and $0.8 million, respectively. Excluding the allowance against deferred tax assets, the effective tax rate in 2006 was 42.4% and approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes, such as expenses related to stock option grants and the non-deductible portion of meals and entertainment.

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

     Project personnel and related expenses. Project personnel and related expenses consist primarily of compensation and benefits for our professional employees who deliver consulting services and non-reimbursable project costs. All labor costs for project personnel are included in project personnel and related expenses. Project personnel and related expenses decreased $4.0 million or 15% to $21.8 million for the year ended December 31, 2005, from $25.7 million for the year ended December 31, 2004. This decrease resulted from reduction in consulting headcount, partially offset by increased compensation due to the buyout of stock options. Total costs associated with the buyout of stock options were $292,000. We employed 191 and 205 consultants on December 31, 2005 and 2004, respectively. Further, project personnel and related expenses were reduced both in 2004 and 2005 by a downward adjustment in the allowance for doubtful accounts of $50,000. Our allowance for doubtful accounts was $400,000 as of December 31, 2005, compared to $450,000 as of December 31, 2004. We based our estimates on our historical collection and write-off experience, current trends, and percentage of our accounts receivable by aging category. The revised balances reflected more accurately our exposure to loss from non-paying customers, due to the higher number of established relationships with long-term clients. The adjustments in both years were not due to any write-off of a specific customer account.

     Project personnel and related expenses represented 57.7% of net revenue for the year ended December 31, 2005, compared to 58.6% for the year ended December 31, 2004. This slight decrease was due to lower headcount and lower project personnel total compensation charges. Net revenue per consultant was $210,000 in the year ended December 31, 2005, up from $194,000 in the year ended December 31, 2004. The change in net revenue per consultant versus the prior year was a result of the increase in consultants’ utilization combined with a rise in the average effective hourly rates of our consultants.

     Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits and travel costs for employees in the market development and practice development groups as well as costs to execute marketing programs. Sales and marketing expenses decreased $2.2 million or 46% to $2.6 million for the year ended December 31, 2005 from $4.8 million in 2004. This decrease was due to a combination of a cutback in marketing activities, a reduction in sales and marketing headcount and a reduction in incentive bonuses, partially offset by an increase in compensation expense recorded as part of the offer to buy out stock options in March of 2005. Total costs associated with the buyout of stock options previously granted to sales and marketing personnel were $119,000. Total sales and marketing headcount was 14 as of December 31, 2003, 11 as of December 31, 2004 and 9 as of December 31, 2005. Sales and marketing expenses as a percentage of net revenue dropped in 2005 to 6.9% from 10.9% in 2004.

     Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits, and travel costs for personnel engaged in human resources; costs to recruit new employees; costs of human resources programs; and training costs. Recruiting, retention and training expenses decreased by $0.2 million or 18% to $1.1 million for the year ended December 31, 2005 from $1.3 million for the year ended December 31, 2004. The decrease in spending resulted primarily from lower recruiting costs due to a decline in the number of personnel recruited and less human resources spending due to lower company-wide headcount. The total number of employees declined from 250 as of December 31, 2004 to 233 as of December 31, 2005. Total recruiting retention and training headcount was 3 as of December 31, 2003, 7 as of December 31, 2004 and 5 as of December 31, 2005. Recruiting, retention and training expenses as a percentage of net revenue decreased to 2.9% for the year ended December 31, 2005 from 3.1% in 2004.

     Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance, and depreciation and amortization of capitalized computers, purchased software and property. Management and administrative expenses decreased $2.0 million or 14% to $12.2 million for the year ended December 31, 2005 from $14.1 million in 2004. For the year ended December 31, 2005, management and administrative expenses increased to 32.2% as a percent of net revenue from 32.1% in the prior year period, as net revenue declined at a faster rate than management and administrative expenses. In October 2004 Inforte’s executive team authorized a plan to reduce its office space to better align with its space needs. The total reduction of office space was 41,345 square feet which resulted in a one-time charge of $2.1 million posted as part of management and administrative expenses in the fourth quarter of 2004. In January 2005 Inforte’s board of directors approved a capital restructuring plan that included an offer to Inforte’s employees to convert certain outstanding stock options into restricted stock and to exchange certain other stock options for cash. Of the total one-time expense of $1.3 million, $0.9 million was charged to the management and administrative line of the Consolidated Statement of Operations in the first quarter of 2005. Excluding these one-time charges in 2004 and 2005 total management and administrative expenses were $12.0 million and $11.3 million or 27.2% and 29.8% of net revenue in 2004 and 2005, respectively. Total management and administrative headcount was 20, 27 and 28 as of December 31, 2003, 2004 and 2005, respectively.

     Interest income, net and other. During the year ended December 31, 2005, interest income, net and other, decreased $0.2 million, or 15% to $0.9 million. The decrease was due to the lower average cash balance as a result of Inforte’s one-time cash distribution to stockholders as well as of the acquisitions of COMPENDIT and GTS Consulting.

     Loss on investment in affiliate. In May 2005 Inforte entered into a Limited Liability Company Agreement of Provansis LLC. Initially, Inforte contributed $2,000,000 in cash for a 19% membership interest. Under the terms of the agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of the investee included in Inforte’s statement of operations were $142,569 in 2005.

     Income tax expense. Income tax benefit for the year ended December 31, 2004 was 39.6% of pre-tax loss versus income tax expense of 39.6% of pre-tax income in 2005. The effective tax rate of 39.6% in both years approximates our blended statutory tax rate, reflecting immaterial permanent differences between taxable income for financial reporting and tax purposes.

Liquidity and Capital Resources

     Cash and cash equivalents increased to $15.1 million as of December 31, 2006 from $10.4 million as of December 31, 2005. Short-term marketable securities decreased to $15.1 million as of December 31, 2006 from $22.6 million as of December 31, 2005. Short-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds. In total, cash and cash equivalents and short-term marketable securities decreased from $32.9 million to $30.2 million during the year ended December 31, 2006.

     During 2006, Inforte’s cash flow from operations was $2.4 million and was primarily due to increases in revenues and related collections of billings during 2006. Cash inflow from investing activities was $1.5 million and was due to maturities of short-term investments of $7.6 million offset by the cash payments related to the COMPENDIT and GTS Consulting, Inc. acquisitions of $3.5 million, $1.4 million from a note receivable to Provansis and purchases of property and equipment of $1.2 million. Our collection and credit policies remained unchanged in 2006 and none of the activity presented on the statement of cash flows was affected by alterations in our cash-management practices.

     In January 2001, Inforte announced that the board of directors approved a stock repurchase program that allowed Inforte to buy up to $25 million of Inforte shares. The program was completed in August 2002. The board of directors approved an additional $5.0 million stock repurchase program on August 22, 2002. We stated at that time that we had no present plans to make additional repurchases of stock, and as of December 31, 2006, we have made no repurchases under this second program. As of December 31, 2006, the public float (shares not held by executive officers and directors) totaled 8.1 million shares or 69% of total outstanding shares.

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

     On July 15, 2005 Inforte acquired all of the outstanding shares of capital stock of GTS Consulting, Inc. (“GTS”), a marketing analytics services firm. Inforte paid $2.1 million in cash at closing. As part of the purchase price, Inforte paid $400,000 and granted 21,142 shares of common stock on July 15, 2006. Subject to any claims for indemnification Inforte may have, another installment of $400,000 and 21,142 shares will be paid on the second anniversary date of the closing. Based on GTS’s achievement of certain revenue levels per customer or of aggregate revenue during the 12-month period following the closing, subject to any claims for indemnification Inforte may have, Inforte is further obligated to pay an additional $800,000, and 42,284 shares of common stock payable in two installments of $400,000 and 21,142 shares of common stock, respectively, on the third and fourth anniversary dates of the closing.

     Inforte believes that its current cash, cash equivalents and marketable securities will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

     All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S., U.K., German and Indian banks, high-grade municipal and U.S. government agencies bonds and other high quality and short-term obligations of U.S. companies. Short-term marketable securities are available-for-sale securities that are recorded at fair market value. The difference between amortized cost and fair market value, net of tax, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

     As of December 31, 2006, subject to any claims for indemnification it may have, Inforte had a total of up to $1.2 million in deferred business acquisition cash obligations, payable in three equal installment in July 2007, 2008 and 2009. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration. We expect to fund these contingent payments, if and to the extent paid and subject to any claims for indemnification it may have, primarily from the cash generated from the operations of the acquired business. In addition to the purchase price obligation for the GTS acquisition, Inforte assumed two operating leases from COMPENDIT and an operating lease from GTS. The three assumed operating leases are for renting of office space.

     Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other cash commitments. The table below identifies all future cash commitments.

	Payments Due by Period
	Total	2007	2008	2009	2010	2011
	(in thousands)
Contractual Obligations
Long-term debt	—	—	—	—	—	—
Capital lease obligations	—	—	—	—	—	—
Operating leases	$2,398	$727	$723	$437	$437	$74
Unconditional purchase obligations	—	—	—	—	—	—
Deferred acquisition payment obligations (1)	1,200	400	400	400	—	—
Total contractual cash obligations	$3,598	$1,127	$1,123	$837	$437	$74

(1)	Deferred acquisition payment obligations are subject to any claims for indemnification.

     Inforte has one sublease agreement for unused office space located in Chicago. Total rent receivable on this sublease contract is $111,368 and $67,180 for the years 2007 and 2008, respectively.

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

     Losses on engagements, if any, are recognized when they are probable and estimable.

     Financial Instruments. Short-term marketable securities are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income.

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

     Stock compensation. At December 31, 2006, Inforte has three stock-based employee compensation plans, which are described more fully in footnote 9 of the Consolidated Financial Statements. Effective January 1, 2006, Inforte adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123(R)), using the modified prospective method of transition. Using the modified prospective method, compensation expense is recognized beginning at the effective date of adoption of FAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Inforte had no unvested stock options outstanding at the date of adoption. The Company recognizes share-based compensation cost ratably over expected vesting periods. All options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for the option grants related to the acquisition of COMPENDIT.

     In accordance with the adoption of FAS 123(R), the Company chose to adopt the short-cut method to determine the pool of windfall tax benefits as it relates to stock-based compensation.

     Inforte uses the Black-Scholes option-pricing model to determine the grant date fair value of its stock options. The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Management routinely assesses the assumptions and methodologies used to calculate estimated fair value of share-based compensation. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Circumstances may change and additional data may become available over time and result in changes to these assumptions and methodologies, which could materially impact the fair value determination.

     On October 1, 2005, the Compensation Committee of the board of directors approved a bonus plan that provides incentives to a small group of senior-level officers and employees of Inforte. Restricted stock granted under the bonus plan vests based upon (1) the achievement of designated performance targets established by the Compensation Committee and (2) the lapse of designated vesting periods during which recipients of grants must remain employed on a continuous basis by Inforte. Initially 783,723 shares were granted to eight employees. As of December 31, 2006, four employees had 30,333 shares vested as to performance and 620,573 were cancelled because of employee termination or inability to meet the set performance targets. Total expense related to this restricted stock grant is based on the market price at grant date and involved assumptions to project future performance targets and employee tenure. Total estimated cost is then prorated over the employment-based vesting period of the grants.

     Prior to January 1, 2006 Inforte used the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense was recognized for share purchase rights granted under the Inforte’s employee stock option and employee share purchase plans.

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

Recently Issued Accounting Pronouncements

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 on December 31, 2006 had no effect on our consolidated financial statements.

     In June 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3) to clarify diversity in practice on the presentation of different types of taxes in financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. Our current policy is to present the revenue in the Consolidated Statement of Operations net of taxes collected from customers. We do not expect the adoption of EITF 06-3 to result in a change to our accounting policy or have an effect on our consolidated financial statements.

     In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Inforte is currently assessing the impact that this standard will have on its consolidated results of operations, financial position, or cash flows. Based upon our analysis completed to date, we expect a reduction in retained earnings of less than $500,000. This estimate is subject to revision as we complete our analysis.

     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Inforte is currently evaluating the impact the adoption of SFAS 157 will have on the consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     During 2006, our international revenues were over 45% of our total net revenue. We face additional risks internationally that we do not face domestically. Such risks include longer customer payment cycles, adverse taxes and compliance with local laws and regulations. Further, the effects of fluctuations in currency exchange rates may adversely affect the results of operations.

Interest Rate Risk

     As of December 31, 2006 Inforte’s total cash, cash equivalents and short-term marketable securities equaled $30.2 million. During 2006, interest income represented 64% of Inforte’s pre-tax income, excluding the provisions and write-offs related to Provansis. As a result, fluctuations in interest rates can have a significant impact on our net income (loss) per share. We estimate that the impact on interest income from a 1 percentage point change in interest rates could change our annual net income (loss) per share by approximately $0.03 per diluted share. Our estimate is calculated using investment balances as of December 31, 2006 and diluted weighted average shares outstanding for the year then ended.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements, and the related notes thereto, of Inforte and the Report of Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

To the Board of Directors and Stockholders
Inforte Corp.:

     We have audited the accompanying consolidated balance sheets of Inforte Corp. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of the internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inforte Corp and subsidiaries as of December 31, 2006 and 2005, and the results of its operations, its changes in stockholders’ equity and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards Number 123 (revised 2004), Shared-Based Payment.

/s/ GRANT THORNTON LLP

Chicago, Illinois
March 30, 2007

INFORTE CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$10,352,964	$15,100,083
Short-term marketable securities	22,591,074	15,069,998
Accounts receivable, less allowance for doubtful accounts of
$400,000 at December 31, 2005 and 2006	8,059,918	7,153,868
Prepaid expenses and other current assets	1,021,742	778,824
Income taxes recoverable	124,153	—
Interest receivable on investment securities	199,326	102,823
Deferred income taxes	483,869	388,195
Note receivable from affiliate	684,085	—

Total current assets	43,517,131	38,593,791

Computers, purchased software and property, net	981,153	1,383,068
Goodwill and intangible assets	15,279,537	15,181,601
Investment in affiliate	1,857,431	—
Deferred income taxes	2,757,696	1,891,973

Total assets	$64,392,948	$57,050,433

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$357,070	$451,401
Income taxes payable	920,474	288,731
Accrued expenses	3,594,754	3,643,230
Accrued loss on disposal of leased property	845,316	352,962
Current portion of deferred acquisition payment	3,650,000	500,000
Deferred revenue	1,678,882	1,141,684
Total current liabilities	11,046,496	6,378,008
Non-current liabilities:
Non-current portion of deferred acquisition payment	1,500,000	1,000,000
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none
issued and outstanding at December 31, 2005 and 2006	—	—
Common stock, $0.001 par value; authorized — 50,000,000
shares; issued and outstanding — 12,568,405 as of December 31, 2005
and 11,829,091 as of December 31, 2006	12,568	11,829
Additional paid-in capital	75,468,429	75,887,622
Cost of common stock in treasury, 2,720,823 as of December 31,
2005 and 2006	(24,997,277)	(24,997,277)
Retained earnings	1,306,961	(2,252,756)
Accumulated other comprehensive income	55,771	1,023,009
Total stockholders’ equity	51,846,452	49,672,427
Total liabilities and stockholders’ equity	$64,392,948	$57,050,433

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
Revenues:
Revenue before reimbursements (net revenue)	$43,943,146	$37,718,646	$39,748,549
Reimbursements	6,107,207	3,928,877	3,576,439
Total revenues	50,050,353	41,647,523	43,324,988
Cost of services:
Project personnel and related expenses	25,733,511	21,758,815	23,165,836
Reimbursements	6,107,207	3,928,877	3,576,439
Total cost of services	31,840,718	25,687,692	26,742,275
Gross profit	18,209,635	15,959,831	16,582,713
Other operating expenses:
Sales and marketing	4,776,965	2,590,152	2,629,330
Recruiting, retention and training	1,341,880	1,100,488	1,969,504
Management and administrative	14,110,243	12,156,266	11,193,504
Total other operating expenses	20,229,088	15,846,906	15,792,338
Operating income (loss)	(2,019,453)	112,925	790,375
Reserve on note receivable to affiliate	—	—	(2,201,333)
Loss on investment in affiliate	—	(142,568)	(1,857,431)
Interest income, net and other	1,084,139	918,394	1,464,453
Income (loss) before income taxes	(935,314)	888,751	(1,803,936)
Income tax expense (benefit)	(370,809)	351,658	1,755,781
Net income (loss)	$(564,505)	$537,093	$(3,559,717)
Net income (loss) per share:
Basic	$(0.05)	$0.05	$(0.31)
Diluted	$(0.05)	$0.05	$(0.31)
Weighted average common shares outstanding:
Basic	11,045,113	11,222,160	11,369,548
Diluted	11,045,113	11,504,093	11,369,548

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Other	Total
	Number		Paid-In	Treasury	Retained	Comprehensive	Stockholders’
	of Shares	Amount	Capital	Stock	Earnings	Income	Equity
Balance at January 1, 2004	10,957,432	$10,957	$79,791,407	$(24,997,277)	$12,023,475	$371,554	$67,200,116
Stock option and purchase plans	149,981	150	734,990	—	—	—	735,140
Stock based compensation	—	—	181,371	—	—	—	181,371
Tax benefit of disqualifying dispositions of stock options	—	—	126,023	—	—	—	126,023

Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	358,811	358,811
Unrealized loss on available-for-sale securities	—	—	—	—	—	(120,874)	(120,874)

Net income	—	—	—	—	(564,505)	—	(564,505)
Comprehensive income	—	—	—	—	—	—	(326,568)

Balance at December 31, 2004	11,107,413	$11,107	$80,833,791	$(24,997,277)	$11,458,970	$609,491	$67,916,082
Stock option and purchase plans	1,460,992	1,461	243,451	—	—	—	244,912
Stock based compensation	—	—	1,083,424	—	—	—	1,083,424
Tax benefit of disqualifying dispositions of stock options	—	—	(6,198)	—	—	—	(6,198)
Dividends	—	—	(6,686,039)	—	(10,689,102)	—	(17,375,141)

Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	(479,225)	(479,225)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(74,495)	(74,495)

Net income	—	—	—	—	537,093	—	537,093
Comprehensive income	—	—	—	—	—	—	(16,627)

Balance at December 31, 2005	12,568,405	$12,568	$75,468,429	$(24,997,277)	$1,306,961	$55,771	$51,846,452
Stock option and purchase plans	(739,314)	(739)	739	—	—	—	—
Stock based compensation	—	—	418,454	—	—	—	418,454
Comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	922,932	922,932
Unrealized loss on available-for-sale securities	—	—	—	—	—	44,306	44,306

Net income	—	—	—	—	(3,559,717)	—	(3,559,717)
Comprehensive income	—	—	—	—	—	—	(2,592,479)

Balance at December 31, 2006	$11,829,091	$11,829	$75,887,622	$(24,997,277)	$ (2,252,756)	$1,023,009	$49,672,427

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net income (loss)	$(564,505)	$537,093	$(3,559,717)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,645,617	1,230,206	893,009
Loss on investment in affiliates	—	142,569	1,857,431
Reserve on note receivable to affiliates	—	—	2,201,333
Non-cash stock compensation	181,371	1,083,424	358,510
Deferred income taxes	(1,879,098)	(296,064)	930,708
Changes in operating assets and liabilities:
Accounts receivable	(535,464)	(909,140)	906,050
Prepaid expenses and other current assets	(120,100)	29,359	177,490
Unbilled revenue	—	462,597	—
Accounts payable	(845,888)	(730,567)	83,686
Income taxes	(356,696)	511,584	(475,117)
Accrued expenses and other	(266,034)	(201,057)	(437,852)
Deferred revenue	(1,097,204)	11,660	(537,198)
Net cash provided by (used in) operating activities	(3,838,001)	1,871,664	2,398,333

Cash flows from investing activities
Acquisitions, net of cash acquired	(5,666,178)	(5,325,955)	(3,542,089)
Note receivable from affiliates	—	(670,000)	(1,355,317)
Investment in affiliate	—	(2,000,000)	—
Proceeds from marketable securities	6,011,019	13,562,595	7,591,471
Purchases of property and equipment	(946,774)	(420,300)	(1,218,716)
Net cash provided by (used in) investing activities	(601,933)	5,146,340	1,475,349

Cash flows from financing activities
Stock option and purchase plans	861,163	232,516	—
Dividends	—	(17,375,141)	—
Net cash provided by (used in) financing activities	861,163	(17,142,625)	—
Effect of change in exchange rates on cash	324,915	(339,547)	873,438
Net increase (decrease) in cash and cash equivalents	(3,253,856)	(10,464,168)	4,747,119
Cash and cash equivalents, beginning of year	24,070,988	20,817,132	10,352,964
Cash and cash equivalents, end of year	$20,817,132	$10,352,964	$15,100,083

The accompanying notes are an integral part of these consolidated financial statements.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business

     Inforte helps companies acquire, develop and retain profitable customers with a combination of strategic, analytic and technology deployment services. Our approach enables clients to improve their understanding of customer behavior, successfully apply this insight to customer interactions, and continually analyze and fine-tune their strategies and tactics.

     Inforte Corp. owns 100% of Inforte India Holding Company, a Delaware corporation which in turn owns 100% of Inforte India Private Ltd., a company legally domiciled in India. Inforte Corp. also has 19% ownership in Provansis LLC, An Inforte Company, 100% ownership in Inforte Managed Analytics Inc., formerly known as GTS Consulting Inc., and 100% ownership in Inforte Deutschland GmbH.

2.   Significant Accounting Policies

Cash and Cash Equivalents
     All highly liquid investments with original maturities of three months or less when purchased are considered cash equivalents. Cash and cash equivalent balances consist of obligations of U.S., U.K., German and Indian banks, money market and auction instruments and other high quality, short-term obligations of U.S. companies or local governmental bodies

Accounts Receivable, net
     Credit is extended based on evaluation of a customer’s financial condition, and generally, collateral is not required. Accounts receivable are usually due within 0 to 30 days and are stated at amounts due from customers. Accounts outstanding longer than the contractual payments terms are considered past due.

     Inforte determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole.

     Changes in the allowance for doubtful accounts are as follows for the years ended December 31:

	2004	2005	2006
Balance at beginning of period	$500,000	$450,000	$400,000
Bad debt expense	—	—	—
Accounts written off	—	—	—
Adjustments	(50,000)	(50,000)	—
Recoveries	—	—	—
Balance at end of period	$450,000	$400,000	$400,000

Financial Instruments
     Short-term marketable securities are available-for-sale securities which are recorded at fair market value. The difference between amortized cost and fair market value, net of tax effect, is shown as a separate component of stockholders’ equity. The cost of securities available-for-sale is adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts for all securities are included in interest income. Realized gains and losses from sales of available-for-sale securities were not material in any of the years 2004, 2005 and 2006. Unrealized losses were accounted for in other comprehensive income and totaled $76,429 and $3,119 as of December 31, 2005 and 2006, respectively.

Goodwill and Other Intangible Assets
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

Computers, Purchased Software, and Property
     Computers, purchased software, and property are stated at cost. Inforte provides for depreciation and amortization using the straight-line method over their estimated useful lives as follows: :

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

     Losses on engagements, if any, are recognized when they are probable and estimable.

Stock-Based Compensation
     Inforte adopted Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), a revision to SFAS 123, Accounting for Stock-Based Compensation on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R had no effect on Inforte’s cash flows, financial position, or results of operations. All options outstanding as of January 1, 2006 were fully vested and there was no compensation expense related to these options in the first quarter of 2006. The adoption of SFAS 123R primarily resulted in a change in Inforte’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in recording compensation expense for employee stock options. Stock-based compensation expense related to stock option and restricted stock plans included in operating expenses for the years ending December 31, 2004, 2005 and 2006 was as follows:

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

	Year Ended December 31,
	2004	2005	2006
Shares of restricted stock	$75,757	$694,652	$398,004
Stock options	105,614	11,086	(3,649)
Vested common stock	—	377,685	—
Total equity-based compensation expense	$181,371	$1,083,423	$394,353

     Prior to adopting SFAS 123R Inforte accounted for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to options issued to employees.

     Had Inforte applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2004, 2005, net income (loss) and net income (loss) per share would have been as follows:

	Year Ended December 31,
	2004	2005
Net income (loss), as reported	$(564,505)	$537,093
Add: Stock-based compensation expense recorded	181,371	1,083,423
Deduct: Total stock-based compensation expense determined under fair
value based method for all awards, net of related tax effects (1)	(4,311,970)	(842,229)
Pro forma net income (loss)	$(4,695,104)	$778,287
Net income (loss), per share:
Basic — as reported	$(0.05)	$0.05
Basic — pro forma	$(0.43)	$0.07
Diluted — as reported	$(0.05)	$0.05
Diluted — pro forma	$(0.43)	$0.07

(1)

Total stock-based compensation expense, under the fair value method for the year ending December 31, 2005, was reduced by the reversal of previously expensed amounts related to stock options canceled in the first half of 2005 due to the capital restructuring plan executed in March 2005 and certain other arrangements with individual employees executed in April 2005.

     As of December 31, 2006, the unrecognized share-based compensation expense related to non-vested restricted stock and stock options was $830,176 and $292,204, respectively, which is expected to be recognized over a weighted average period of approximately 60 months. The weighted-average grant-date fair value of options granted in 2006 was $2.34.

     The fair value of stock options is calculated based on the estimated present value at grant date using the Black-Scholes option pricing model. The option pricing models assumptions were:

	2004	2005	2006
Dividend yield	0%	0%	0%
Volatility	45%-48%	49%	48.1%-49.1%
Risk-free interest rate	2.44%-3.50%	4.09%	5.0%
Weighted-average expected option life (in years)	4.0	4.0	5.0

Income Taxes
     Deferred income taxes are provided on all differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements based upon enacted statutory tax rates in effect in the periods when such differences are expected to reverse.

Net Income (Loss) per Share
     Basic and diluted net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of: (i) common stock issuable upon the exercise of stock options and (ii) restricted stock issuable under the performance based employee compensation plans and under the agreement to acquire GTS Consulting Inc..

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

Concentration of Credit Risk
     Inforte’s financial instruments consist of cash and cash equivalents, short-term marketable securities, notes and accounts receivable and accounts payable. At December 31, 2005 and 2006, the fair value of these instruments approximated their consolidated financial statement carrying amounts.

     Inforte performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Inforte maintains an allowance for potential credit losses, and such losses have been within management’s expectations.

     For the year ended December 31, 2004, two customers accounted for 15% and 7%, respectively, of net revenue and 2% and 11%, respectively, of accounts receivable at December 31, 2004. For the year ended December 31, 2005, two customers accounted for 13% and 5%, respectively, of revenue and 19% and 11%, respectively, of accounts receivable at December 31, 2005. For the year ended December 31, 2006, two customers accounted for 16% and 9%, respectively, of revenue and 17% and 4%, respectively, of accounts receivable at December 31, 2006.

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

Advertising Costs
     Inforte expenses the cost of advertising as incurred. Such costs are included in sales and marketing in the consolidated statements of operations. Advertising costs were $48,871 in 2006, $67,738 in 2005 and immaterial in 2004.

Recently Issued Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify errors using both a balance sheet (iron curtain) and an income statement (rollover) approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. In the year of adoption, SAB 108 allows a one-time cumulative effect transition adjustment for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 on December 31, 2006 had no effect on our consolidated financial statements.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

     In June 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-3) to clarify diversity in practice on the presentation of different types of taxes in financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. Our current policy is to present the revenue in the Consolidated Statement of Operations net of taxes collected from customers. We do not expect the adoption of EITF 06-3 to result in a change to our accounting policy or have an effect on our consolidated financial statements.

     In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No 109 ("FIN 48"). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in an enterprise’s financial statements. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Inforte is currently assessing the impact that this standard will have on its consolidated results of operations, financial position, or cash flows. Based upon our analysis completed to date, we expect a reduction in retained earnings of less than $500,000. This estimate is subject to revision as we complete our analysis.

     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Inforte is currently evaluating the impact the adoption of SFAS 157 will have on the consolidated financial statements.

3.   Financial Instruments

     The portfolio of short-term and long-term marketable securities (including cash and cash equivalents) consisted of the following:

	Year Ended December 31, 2005			Year Ended December 31, 2006
		Gross			Gross
	Amortized	Unrealized	Fair Market	Amortized	Unrealized	Fair Market
	Cost	Gains (Losses)	Value	Cost	Gains (Losses)	Value
Cash	$10,352,964	$—	$10,352,964	$10,954,998	—	$10,954,998
Municipal notes/bonds	10,600,000	—	10,600,000	13,920,000	—	13,920,000
Corporate bonds	5,067,503	(49,423)	5,018,080	3,798,202	(3,119)	3,795,083
Corporate auction preferreds	—	—	—	1,500,000	—	1,500,000
U.S. government agencies	7,000,000	(27,006)	6,972,994	—	—	—
Total	$33,020,467	$(76,429)	$32,944,038	$30,173,200	$(3,119)	$30,170,081

     Inforte considers all marketable securities with maturities of one year or less as of December 31, 2005 and December 31, 2006 to be short term. Short-term securities are classified as available-for-sale and therefore immediately sellable if a business or liquidity need arises.

Contractual maturities of investments in available-for-sale debt securities December 31, 2005 and 2006:

	Year Ended December 31, 2005		Year Ended December 31, 2006
		Fair Market		Fair Market
	Amortized Cost	Value	Amortized Cost	Value
Less than one year	$15,667,503	$15,618,080	$19,218,202	$19,215,083
Investment in debt securities	$15,667,503	$15,618,080	$19,218,202	$19,215,083

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Accrued expenses and accrued loss on disposal of leased property

     Accrued expenses as of December 31, 2005 and 2006:

	Year Ended December 31, 2005	Year Ended December 31, 2006
Compensation and employee benefits	$1,437,242	$1,828,348
Professional and ancillary services	873,779	569,998
Payroll, sales and other non-income taxes	1,283,733	1,156,047
Rent	—	88,837
Total accrued expenses	$3,594,754	$3,643,230

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

     Charges for this restructuring as of, and for the twelve months ended December 31, 2005 and 2006 were as follows:

Year ended December 31, 2005	Balance 12/31/04	Expense	Cash Payments	Adjustments	Balance 12/31/05
Lease termination	$281,859	$—	$(209,716)	$(12,191)	$59,952

Year ended December 31, 2006	Balance 12/31/05	Expense	Cash Payments	Adjustments	Balance 12/31/06
Lease termination	$59,952	$—	$ (59,952)	$—	$—

     In October 2004, Inforte’s executive team authorized a plan to consolidate office space at its Southern California office and the two Chicago locations where Inforte had separate contractual rental obligations. Estimated costs for the consolidation of the facilities consist of contractual rental commitments for office space being vacated less estimated sub-lease income. The total reduction of office space resulting from this consolidation of Inforte’s office space was approximately 43,881 square feet at the time the plan was executed. During the third quarter of 2005 two of the original lease agreements were amended reducing total abandoned office space to 27,341 square feet and terminating a lease for 4,357 square feet of additional office space. Total charges related to this reduction of space were still estimated at $2.0 million and were recognized at the date the plan for office space consolidation was executed.

     Charges for this restructuring for the twelve months ended December 31, 2004, 2005 and 2006 were as follows:

Year ended December 31, 2004	Balance 12/31/03	Expense	Cash Payments	Adjustments	Balance 12/31/05
Lease termination	$—	$2,143,673	$ (147,981)	$—	$1,995,692

Year ended December 31, 2005	Balance 12/31/04	Expense	Cash Payments	Adjustments	Balance 12/31/05
Lease termination	$1,995,692	$39,159	$(1,058,560)	$(190,927)	$785,364

Year ended December 31, 2006	Balance 12/31/05	Expense	Cash Payments	Adjustments	Balance 12/31/06
Lease termination	$785,364	$—	$ (413,503)	$(18,899)	$352,962

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Computers, Purchased Software, and Property

     Computers, purchased software and property at December 31, 2005 and 2006 consist of the following

	2005	2006
Office furniture	$71,713	$58,236
Computers and equipment	1,113,371	1,390,577
Leasehold improvements	139,498	178,457
Purchased software	537,269	896,646
Total computers, purchased software and property	1,861,851	2,523,916
Less: Accumulated depreciation and amortization	880,698	1,140,848
Computers, purchased software and property, net of
accumulated deprecation	$981,153	$1,383,068

     Depreciation expense related to computers, purchased software and property was $781,263, $788,425 and $818,764 in 2004, 2005 and 2006, respectively.

6.   Income Taxes

     Federal income taxes paid were $75,273 in 2004 and there were no federal income taxes paid in 2005 and 2006. Refunds from net operating losses and federal income taxes overpayments were $652,350 in 2005. Foreign taxes paid were $1,259,831, $886,913 and $1,499,819 in 2004, 2005 and 2006, respectively. State income taxes paid were $37,762, $90,594 and $19,982 in 2004, 2005 and 2006, respectively. In addition, refunds of state income taxes were $3,086 in 2005.

     U.S. and international components of income before income taxes for the years ended December 31, 2004, 2005, and 2006 are as follows:

	2004	2005	2006
	(in thousands)
U.S.	$(880)	$(326)	$(3,189)
International	(55)	1,215	1,385
Total	$(935)	$889	$(1,804)

	2004	2005	2006
Current:
Federal	$(338,072)	$(539,301)	$(1,702,123)
State	6,739	46,780	(157,073)
Foreign	1,839,622	472,415	685,958
Total current provision (credit)	1,508,289	(20,106)	(1,173,238)
Deferred:
Federal	(1,662,918)	403,578	995,797
State	(216,180)	(31,814)	91,893
Foreign	—	—	(126,293)
Total deferred provision (credit)	(1,879,098)	371,764	961,397
Valuation allowance against deferred tax assets	—	—	1,967,622
Total provision for income taxes (benefits)	$(370,809)	$351,658	$1,755,781

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Income Taxes (Continued)

     The reconciliation of income taxes computed using the federal statutory rate of 35% for the years ended December 31, 2004, 2005 and 2006 is as follows:

	2004	2005	2006
	(in thousands)
Federal statutory income tax	$(312)	$(109)	$(1,113)
State income tax, net of federal tax benefit	(43)	(10)	(103)
Nondeductible expenses	153	57	452
Tax exempt and tax advantaged interest income	(104)	(48)	(8)
Effect of international taxes	(65)	462	560
Valuation allowance	—	—	1,968
Total	$(371)	$352	$1,756

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2005 and 2006 are as follows:

	Year Ended December 31,
	2005	2006
Deferred income tax assets:
Foreign tax credits	$1,335,710	$1,521,431
Net operating losses	1,122,671	1,185,530
Provision for loss on loan to affiliate	—	841,566
Allowance for doubtful accounts	153,448	152,919
Accrued loss on lease	324,279	134,937
Restricted stock	237,531	149,393
Book over tax depreciation	61,401	72,814
Accrued bonuses, vacation and health insurance costs	70,065	103,960
Lossess and write-off of investment in affiliate	—	118,459
Deferred rent	—	33,962
Other	(63,540)	(67,181)
Less valuation allowance:
Foreign tax credit	—	1,126,056
Provision for loss on loan to affiliate	—	841,566
Total deferred tax assets	$3,241,565	$2,280,168

     Inforte had net operating loss carry-forwards of $2.9 million and $3.1 million for U.S. federal and state jurisdictions purposes at December 31, 2005 and 2006, respectively. If not utilized, the federal and state net operating loss carry-forwards will begin to expire at various times beginning in 2023 and 2007, respectively.

     At the end of 2006, Inforte assessed the realizability of the deferred tax assets related to the accumulated foreign tax credits and booked an allowance of $1,126,056 against the total related deferred tax asset of $1,521,431. At that time Inforte also booked a full valuation allowance of $841,566 against the deferred tax asset related to the provision for loss on the loan to Provansis.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Net Income (Loss) per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share.

	Year Ended December 31,
	2004	2005	2006
Numerator
Numerator for basic and diluted net income (loss) per common share:
Net income (loss)	$(564,505)	$537,093	$(3,559,717)
Denominator
Denominator for basic earnings per common share:
Weighted-average shares	11,045,113	11,222,160	11,369,548
Effect of dilutive securities:
Employee stock options	—	35,514	—
Resticted Stock	—	246,419	—
Denominator for diluted earnings per common share:
Adjusted weighted-average shares	11,045,113	11,504,093	11,369,548
Weighted-average anti-dilutive stock options	1,364,144	522,213	318,948

     The following table sets forth common stock equivalents that are not included in the diluted net income per share calculation above because to do so would be antidilutive for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
Weighted average effect of common stock equivalents:
Employee stock options and restricted stock	178,893	—	467,990

8.   Related Party Transactions

     Transactions with related parties are entered into only upon approval by a majority of the independent directors of Inforte. There were no related party transactions in 2005 and 2006.

9.   Stockholders’ Equity

Stock Option and Incentive Plans
     The 1995 Incentive Stock Option Plan (the “1995 Plan”) provides for the issuance of incentive stock options and nonqualified stock options to officers and other key employees of Inforte. Inforte has reserved an aggregate of 4,900,000 shares for issuance under the 1995 Plan, of which 365,000 were available for grant as of December 31, 2006. As of December 31, 2006, Inforte does not intend to issue any additional options under the 1995 Plan.

     On December 31, 1997, the stockholders approved the 1997 Incentive Compensation Plan (the “1997 Plan”), which permits the grant of stock options and other stock awards to employees and directors of Inforte. On December 1, 1999, the stockholders approved the Amended and Restated Inforte Corp. 1997 Incentive Compensation Plan. Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance through the amended 1997 Plan, plus annual increases beginning in 2001 equal to the lesser of: (1) 1,000,000 shares, (2) 5% of the total shares of common stock outstanding or (3) a number determined by the board of directors. The “evergreen provisions” of Inforte’s Amended and Restated 1997 Incentive Compensation Plan and the Amended and Restated 1999 Employee Stock Purchase Program (collectively, the “Equity Programs”) allowed for an automatic increase in the number of shares available for grant in the Equity Programs by a formulaic amount at the beginning of each year. In 2003 the board of directors abolished the “evergreen provisions” on the grounds that these provisions had been an administrative convenience in hyper-growth times, but were no longer necessary, nor desirable from a governance and dilution perspective. The 1997 Plan authorizes the grant of both incentive and nonqualified stock options, and further authorizes the grant of stock appreciation rights independently of or with respect to options granted or outstanding. No stock appreciation rights have granted as of December 31, 2006. Stock options generally have 10-year terms and vest in accordance with provisions determined by the board of directors. A restricted stock program, performance program and bonus shares program have also been established under the 1997 Plan. Awards under the restricted stock program and the performance program are earned over a period of time upon the achievement of certain criteria. Restricted share grants may not be sold or otherwise disposed of until the restrictions lapse. Performance shares are payable in cash, common stock, or a combination thereof when earned. Bonus shares allow participants to elect to receive shares of common stock in lieu of a portion or all of cash bonuses paid by Inforte.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Stockholders’ Equity (Continued)

     In 2006 Inforte granted 343,193 stock options, 95,531 shares of restricted stock and 16,811 shares of vested common stock. Equity based compensation grants in 2005 consisted of 10,000 stock options, 1,432,567 shares of restricted stock, of which 783,733 shares were from performance based restricted stock grants, and 120,451 shares of vested common stock. Equity-based compensation expense in 2005 was $13,637 for options, $654,602 for restricted stock and $415,185 for common stock grants. During 2004, 2,231 restricted shares of stock were granted to a member of Inforte’s executive team as part of his compensation package. Total stock compensation expense related to this grant was $20,482 in 2004. In 2003, 20,000 restricted shares were granted to a non-employee director for consulting services and 7,500 of these shares vested in April 2004. Stock compensation expense of $55,275 was recorded in relation to this vesting triggered by the delivery of the contracted services by the grantee. No compensation expense related to restricted shares grants was recognized in 2003 and no restricted stock grants were made in 2001 or 2002. Stock appreciation rights have not been granted as of December 31, 2006. Of the shares of common stock available under the 1997 Plan, 2,871,181 were available for grant as of December 31, 2006. Under the 1995 plan, 365,000 shares were available for grant as of December 31, 2006.

     The excess of expenses on the books related to grants of restricted stock over tax benefits from vesting of restricted stock grants in 2006 was $9,366 and was posted against additional paid-in capital.

     A combined summary of stock option and restricted stock information from the 1995 Plan and the 1997 Plan follows:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding on December 31, 2003	2,853,351	$12.16
Granted	339,671	9.46
Exercised	(142,438)	4.81
Canceled	(420,331)	14.36
Outstanding on December 31, 2004	2,630,253	$11.84
Granted	1,563,018	0.04
Exercised	(153,837)	0.31
Canceled	(2,243,468)	11.65
Outstanding on December 31, 2005	1,795,966	$4.44
Granted	455,535	3.53
Exercised	(139,680)	—
Canceled	(1,147,598)	3.53
Outstanding on December 31, 2006	964,223	$5.75
Exercisable at December 31, 2006	250,019	$16.30

	Year Ended December 31,
	2004	2005	2006
Shares available for grant under 1995 Plan and 1997 Plan	1,864,398	2,179,848	3,236,811
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Exercisable	Average
	Number of	Life	Exercise	Options at	Exercise
Range of Exercise Prices	Options	(in years )	Price	12/31/06	Price
$0.05-$3.50	2,150	2.4	$2.29	2,150	$2.29
$3.51-$7.75	348,434	5.0	5.22	105,241	6.76
$7.76-$9.00	52,728	6.1	8.36	52,728	8.36
$9.01-$11.00	20,000	2.5	9.70	20,000	9.70
$11.01-$13.97	30,000	5.5	11.22	30,000	11.22
$13.98-$32.00	40,000	1.6	32.00	40,000	32.00
Total	493,312	4.8	$8.26	250,119	$11.87

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Stockholders’ Equity (Continued)

     In December 1999, Inforte adopted the Employee Stock Purchase Plan (the “Purchase Plan”) reserving 200,000 shares for issuance, plus annual increases beginning in 2001 equal to the lesser of (1) 400,000 shares, (2) 2% of the total shares of common stock outstanding or (3) a number determined by the board of directors. The Purchase Plan became effective upon the completion of Inforte’s initial public offering, in February 2000. The Purchase Plan permitted eligible employees to purchase common stock, through payroll deductions at a price equal to 85% of the fair market value of the common stock at either the beginning or the end of each offering period, whichever was lower. In December of 2002 the Purchase Plan was modified to establish the purchase price at 92% of fair market value at the date of purchase for any new enrollees of the Purchase Plan on or after December 31, 2002. For the year ended December 31, 2004, 12,812 shares were purchased under the Purchase Plan with weighted average $6.75 per share. The Purchase Plan was discontinued in January 2005 due to low participation and relatively high administration costs.

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

     On October 1, 2005, the Compensation Committee of the board of directors approved a bonus plan that provides incentives to a small group of senior-level officers and employees of Inforte. Restricted stock granted under the bonus plan vests based upon (1) the achievement of designated performance targets established by the Compensation Committee and (2) the lapse of designated vesting periods during which recipients of grants must remain employed on a continuous basis by Inforte. Initially 783,723 shares were granted to eight employees. As of December 31, 2006, four employees had 30,333 shares vested as to performance and 620,573 were cancelled because of employee termination or inability to meet the set performance targets. Compensation expense related to this plan was $94,878 and $11,553 in 2005 and 2006, respectively.

10. Capital Restructuring and Cash Distribution to Stockholders

     On January 27, 2005 Inforte announced that its board of directors had approved a capital restructuring plan that included (1) a special one-time cash distribution of $1.50 per share and (2) a program to offer employees, with respect to certain stock options, the opportunity to convert stock options to restricted stock or to cash out stock options. On March 21, 2005 Inforte completed its offer to exchange options for cash or restricted stock. 509,636 options were exchanged for a total cash consideration, including applicable payroll taxes, of $848,342, of which $292,378 was charged to project personnel and related expenses, $118,885 to sales and marketing expenses, $7,759 to recruiting, retention, and training expenses and $429,320 was charged to management and administrative expenses. Further, 707,112 options were exchanged for 310,394 shares of restricted stock and the prorated compensation expense charged in 2005 was $332,793. The total non-cash compensation expense related to the restricted stock grants will be expensed ratably over a four-year period as the stock vests over a four-year period, starting on the grant date of March 21, 2005. The maximum total compensation charges associated with the restricted stock grants related to this capital restructuring, as valued at the grant date, were $426,220, $426,220, $427,387 and $92,250 for 2006, 2007, 2008 and 2009, respectively.

     Inforte also paid $90,000 in professional fees associated with the implementation of the capital restructuring plan. Inforte granted common stock to employees who had unexercised vested stock options as of the dividend payment date. The total compensation expense related to these common stock grants was $377,685 and was recorded as part of management and administrative expenses on the statement of operations for the first quarter of 2005. On April 20, 2005 Inforte issued 106,586 shares of common stock related to this grant.

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

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Lease Commitments

     Inforte leases certain office facilities under noncancelable operating leases that expire at various dates through 2010.

     At December 31, 2006, Inforte was obligated for future minimum lease payments under operating leases that have initial or remaining non-cancelable terms in excess of one year, as follows:

2007	$727,477
2008	722,996
2009	436,755
2010	437,353
2011	74,451
Total minimum lease payments	$2,399,032

     Rent expense for operating leases was 4,155,543, $900,898 and $951,586 for the years ended December 31, 2004, 2005 and 2006, respectively. The rent expense charged against 2004 earnings includes a one time charge of $2,143,673 related to a restructuring plan for office space consolidation. Rent expense does not include the effect of rents received under the agreements to sublease office space.

     Inforte has several sublease agreements for unused office space located in Chicago. Total rent collectable on these sublease contracts is $111,368 and $67,180 for the 2007 and 2008, respectively.

12. Benefit Plan

     Inforte sponsors a 401(k) savings plan covering all employees. After the acquisition of GTS Consulting in July 2005, the 401(k) savings plan was modified to include employees of GTS Consulting. Inforte made no matching or discretionary contributions to the plan until January 2005 when the 401(k) was modified to include up to $1,000 per employee annual matching contributions. Total compensation related to matching of employee contributions paid in 2005 and 2006 was $113,138 and $88,905 respectively. Administrative costs related to this plan during 2004, 2005 and 2006 were immaterial.

     In April 2005 the board of directors approved an amendment to the Amended and Restated Inforte Corp. 401(k) Plan which permits terminated participants with balances between $1,000 and $5,000 to be excluded from the plan effective May 28, 2005.

     In October 2005 Inforte Deutschland GmbH established a defined-contribution pension plan for all eligible employees with contributions to start in January 2006. Under the plan employees may elect to contribute a percentage of salary, bonus or certain other earned compensation to the pension accounts, while Inforte Deutschland GmbH will contribute an amount equal to the tax savings realized under the deferred compensation tax rules governing this particular type of pension plan in Germany. Inforte’s total contributions and costs related to plan administration in 2005 and 2006 were immaterial

13. Common Stock in Treasury

     Inforte’s board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of December 31, 2002 the entire amount authorized had been repurchased. The Board approved an additional $5.0 million stock repurchase program on August 22, 2002, although Inforte stated at that time that it had no present plans to make additional repurchases of stock. The entire $5.0 million remains authorized for repurchase as of December 31, 2006 as no repurchases were made during the year then ended.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Financial Results (unaudited)

     The following tables set forth certain unaudited quarterly results of operations of Inforte for 2005 and 2006. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended (unaudited)
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2005	2005	2005	2005
Revenues:
Revenue before reimbursements (net revenue)	$8,655,298	$9,793,622	$9,711,439	$9,558,287
Reimbursements	890,681	1,098,823	922,038	1,017,335
Total revenues	9,545,979	10,892,445	10,633,477	10,575,622
Cost of services:
Project personnel and related expenses	5,759,094	5,319,509	5,186,851	5,493,361
Reimbursements	890,681	1,098,823	922,038	1,017,335
Total cost of services	6,649,775	6,418,332	6,108,889	6,510,696
Gross profit	2,896,204	4,474,113	4,524,588	4,064,926
Other operating expenses:
Sales and marketing	613,145	691,490	638,011	647,506
Recruiting, retention and training	198,987	262,125	324,406	314,970
Management and administrative	3,635,736	2,958,204	2,789,119	2,773,207
Total other operating expenses	4,447,868	3,911,819	3,751,536	3,735,683
Operating income (loss)	(1,551,664)	562,294	773,052	329,243
Loss on investment in affiliate	—	—	(75,749)	(66,819)
Interest income, net, and other	261,102	195,789	214,356	247,147
Income (loss) before income taxes	(1,290,562)	758,083	911,659	509,571
Income tax expense (benefit)	(520,696)	303,854	366,711	201,789
Net income (loss)	$(769,866)	$454.229	$544,948	$307,782
Net income (loss) per share:
Diluted	$(0.07)	$0.04	$0.05	$0.03
Weighted-average common shares outstanding:
Diluted	11,278,663	11,711,408	11,694,423	11,477,252

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Quarterly Financial Results (unaudited) (Continued)

	Three Months Ended (unaudited)
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2006	2006	2006	2006
Revenues:
Revenue before reimbursements (net revenue)	$9,953,027	$9,572,733	$10,251,651	$9,971,138
Reimbursements	996,695	888,549	960,703	730,492
Total revenues	10,949,722	10,461,282	11,212,354	10,701,630
Cost of services:
Project personnel and related expenses	5,344,974	5,441,893	6,051,461	6,327,508
Reimbursements	996,695	888,549	960,703	730,492
Total cost of services	6,341,669	6,330,440	7,012,164	7,058,000
Gross profit	4,608,053	4,130,842	4,200,190	3,643,630
Other operating expenses:
Sales and marketing	672,296	554,007	640,702	762,325
Recruiting, retention and training	372,909	471,298	575,672	549,625
Management and administrative	3,201,289	2,661,292	2,776,011	2,554,912
Total other operating expenses	4,246,494	3,686,597	3,992,385	3,866,862
Operating income (loss)	361,559	444,243	207,805	(223,232)
Reserve on note receivable to affiliate	—	—	—	(2,201,333)
Loss on investment in affiliate	(74,891)	(61,447)	(90,176)	(1,630,917)
Interest income, net, and other	279,861	343,698	414,075	426,819
Income (loss) before income taxes	566,529	726,494	531,704	(3,628,663)
Income tax expense	238,169	306,259	229,695	981,658
Net income (loss)	$328,360	$420,235	$302,009	$(4,610,321)
Net income (loss) per share:
Diluted	$0.03	$0.04	$0.03	$(0.40)
Weighted-average common shares outstanding:
Diluted	11,593,959	11,686,514	11,810,974	11,418,826

15. Segment Reporting

     Inforte engages in business activities in one operating segment, which provides consulting services on both a fixed-price, fixed-time frame and a time-and-materials basis. Inforte’s services are delivered to clients in North America and Europe, and Inforte’s long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Long-lived assets consist of property, plant and equipment, software, furniture and fixtures and leasehold improvements (net of accumulated depreciation). Inforte’s European operations had $9,854,978, $14,124,487 and $17,967,858 of revenues in 2004, 2005 and 2006, respectively. As of December 31, 2006 Inforte had total fixed assets, at cost, of $2,193,812 in North America and $330,104 in Europe and India combined. As of December 31, 2005 Inforte had total fixed assets, at cost, of $1,548,410 in North America and $313,441 in Europe and India combined.

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

Tangible assets:	Amount
Cash and cash equivalents	$546,690
Accounts receivable and other current assets	2,269,279
Property and equipment	155,660
Total tangible assets	2,971,629
Intangible assets:
Goodwill and other intangible assets	11,853,191
Total assets	14,824,820
Less liabilities assumed:	2,309,699
Net assets acquired	$12,515,121

     Intangible assets related customer contracts were fully amortized as of December 31, 2004 and a total of $126,976 of amortization charges were recorded as Management and Administrative Expenses in 2004.

     On July 15, 2005 Inforte acquired all of the outstanding shares of capital stock of GTS Consulting, Inc. (“GTS”), a marketing analytics services firm. Inforte paid $2.1 million in cash at closing. As part of the purchase price, Inforte paid $400,000 and granted 21,142 shares of common stock on July 15, 2006. Subject to any claims for indemnification Inforte may have, another installment of $400,000 and 21,142 shares will be paid on the second anniversary date of the closing. Based on GTS’s achievement of certain revenue levels per customer or of aggregate revenue during the 12-month period following the closing, subject to any claims for indemnification Inforte may have, Inforte is further obligated to pay an additional $800,000, and 42,284 shares of common stock payable in two installments of $400,000 and 21,142 shares of common stock, respectively, on the third and fourth anniversary dates of the closing.

     The consolidated financial statements reflect a total purchase price of $4.1 million, consisting of the following: (i) the payment of the initial cash consideration of $2.1 million, (ii) transaction costs of $0.1 million, (iii) subject to any claims for indemnification, a deferred acquisition payment of $1 million payable in two installments, 80% cash and 20% unregistered common stock each, in July 2006 and July 2007, and (iv) subject to any claims for indemnification, an earnout payment of $1 million payable in two installments, 80% cash and 20% unregistered common stock each, in July 2008 and July 2009. Under the purchase method of accounting, the purchase price is allocated to GTS’ net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

Tangible assets:	Amount
Cash and cash equivalents	$19,262
Accounts receivable and other current assets	582,016
Property and equipment	262,881
Total tangible assets	864,159
Intangible assets:
Goodwill and other intangible assets	3,597,852
Total assets	4,462,011
Less liabilities assumed:	331,397
Net assets acquired	$4,130,614

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Acquisitions (Continued)

     Intangible assets of $81,789 were recorded at the date of the acquisition, of which $39,630 and $42,159 were charged as amortization in 2005 and 2006, respectively. The acquisition has been treated as a purchase of assets and liabilities; therefore the intangible assets, including goodwill, are deductible for tax purposes.

     The following is a summary of total intangible assets and goodwill as of December 31, 2005 and 2006:

							Weighted
	Gross Carrying		Accumulated		Net Book		Amortization Life
	Amount		Amortization		Value		(months)
	2005	2006	2005	2006	2005	2006	2005	2006
Customer contacts	$208,765	$208,765	$166,606	$208,765	$42,159	$—	15	15
Goodwill	15,237,378	15,181,601	—	—	15,237,378	15,181,601	N/A	N/A
Total	$15,446,143	$15,390,366	$166,606	$208,765	$15,279,537	$15,181,601

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

     As of December 31, 2005 Inforte recorded the initial contribution of $2,000,000 as a non-current asset on the Consolidated Balance Sheet. Under the terms of the Agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of Provansis included in Inforte’s statement of operations were $142,569 in 2005. The losses in equity of Provansis in 2006 were $1,857,431 and included a normal loss from operations of $291,406, a loss related to a write-off of the intangible asset contributed to Provansis by its other major equity holder of $1,415,686 and a write-off of the remaining balance of Inforte’s investment in Provansis of $150,340.

     In the fourth quarter of 2006, Inforte booked an allowance against the full amount of the note receivable to Provansis of $2,201,333, which included accrued interest of $176,015. The tax effect of the allowance was initially recorded as a deferred tax asset of $841,566. Inforte booked a full valuation allowance against this deferred tax asset as the loan is considered collectible for tax compliance purposes. As of December 31, 2006 Inforte suspended interest accrual on the note receivable until the loan is restructured or collectability is reasonably assured.

     The economic losses of Provansis were allocated in accordance with the respective membership interests of Provansis’s members. As of December 31, 2006 the only owners of membership interests were PKI, Inforte and Mr. Meyer and the ownership percentages as of that date were 76%, 19% and 5%, respectively.

INFORTE CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Investment in Affiliate (Continued)

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

     Inforte provides services to Provansis, including, but not limited to, accounting, human resources and information technology services. Inforte charges Provansis for such services at cost plus 25%. The amounts billed in 2005 and 2006 were immaterial.

18. Subsequent Events

     On January 31, 2007, Inforte issued a release announcing, among other things, that, effective February 1, 2007, Inforte’s current chief financial officer, Nick Heyes (age 42), will become Inforte’s president and chief operating officer. Mr. Heyes joined Inforte in 1999 as the executive vice president of consulting and became Inforte’s chief financial officer in 2003. Stephen Mack (age 41), Inforte’s current president and chief executive officer, relinquished the position of president, but remained the chief executive officer. Also effective on February 1, 2007, Bill Nurthen (age 34), Inforte’s current vice president of finance and treasurer, became the new chief financial officer. Mr. Nurthen also joined Inforte in 1999 and was instrumental in building many of Inforte’s financial processes and had significant responsibilities in connection with Inforte’s acquisitions of COMPENDIT, Inc. and GTS Consulting, Inc..

     In January of 2007 Ron Meyer resigned from his position as chief executive officer of Provansis. The unvested portion of his equity grant in Provansis was forfeited and as a result Inforte’s ownership in Provansis increased proportionally to 20%.

     In March 2007, Inforte was in process of reviewing the acquisition agreement for GTS Consulting. The unpaid portion of future earnout amounts may be reduced as a result of this review.

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

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Inforte’s internal control over financial reporting is designed to provide reasonable assurance to Inforte’s management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B.      OTHER INFORMATION

     None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides information with respect to our executive officers as of March 15, 2007:

Name	Age	Position
Stephen Mack	41	Chief Executive Officer
Nick Heyes	42	Chief Operating Officer and President
William Nurthen	34	Chief Financial Officer and Secretary

     Stephen Mack was appointed as interim chief executive officer of Inforte in March 2006. Mr. Mack joined Inforte in October 1994 and has served as a director since that time. He served as Inforte’s chief operating officer and president from October 1994 to November 2003. Before joining Inforte, from February 1988 to October 1994, Mr. Mack worked at Accenture, where he was, most recently, a project manager responsible for the design and implementation of enterprise-wide operational and decision support systems for large, multinational corporations. Mr. Mack holds a Master’s degree in engineering and management from the University of Birmingham, United Kingdom.

     Nick Heyes was appointed as president and chief operating officer in February 2007. From October 2003 to his latest appointment he served as chief financial officer and secretary and before that has served as an executive vice president at Inforte since 1999, serving on Inforte’s executive management committee during his entire tenure. Mr. Heyes is responsible for Inforte’s Project Delivery and Practice Development functions. Mr. Heyes has managed numerous successful multi-million dollar customer strategy and solutions engagements for Global 1000 companies. He led the restructuring and extension of Inforte’s delivery organization to enable it to deliver large-scale, global projects. Prior to his role as chief financial officer, he was responsible for Inforte’s Delivery and HR operations and worked with Inforte’s practice areas to manage delivery risk and quality, develop delivery methodology and tools, assess new partnerships and technologies and manage Inforte’s resource and recruiting functions. Prior to his employment with Inforte, Mr. Heyes was an Associate Partner at Accenture. Mr. Heyes holds Bachelor’s and Master’s degrees in engineering and management from Birmingham University in the United Kingdom. He lives in San Francisco, California.

     William Nurthen was appointed as chief financial officer in February 2007. He has previously served as vice president of finance and treasurer. Mr. Nurthen joined Inforte in 1999 and was instrumental in building many of Inforte’s financial processes and had significant responsibilities in connection with Inforte’s acquisitions of COMPENDIT, Inc. and GTS Consulting, Inc. Prior to joining Inforte, he worked for Platinum Technology International, Inc. supporting the finance function and mergers and acquisitions for its global consulting organization. Mr. Nurthen graduated from the Kellogg School of Management at Northwestern University with a Master’s degree in Business Administration, and also holds a Bachelor’s degree in Business Administration from the University of Notre Dame.

     Information concerning Inforte’s directors is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Information concerning Inforte’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

     In October 2003, the board of directors approved and adopted the Code of Ethics applicable to all Inforte employees, including the CEO and CFO of the company. The full text of the Code of Ethics, as adopted, may be viewed at Inforte’s website at http://www.inforte.com/investor. All amendments, waivers from and provisions to the Code of Ethics will be posted on the Internet at the aforementioned website address.

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

For the 2008 annual meeting, such notice must be received by no later than November 23, 2007. Although the Nominating Committee has not formulated any specific minimum qualifications that it believes must be met by a nominee that the Committee recommends to the Board, the factors it will take into account may include, but not be limited to, strength of character, mature judgment, career specialization, relevant technical skills or financial acumen, diversity of viewpoint and industry knowledge, as outlined in the Nominating Committee charter. The Nominating Committee identifies board member candidates by searching Inforte’s existing executive and board member business networks, considering Inforte management recommendations and by surveying the general business community for individuals who have skills and experience that may benefit Inforte. Candidates meeting the minimum qualifications interview in person with management and select board members prior to final evaluation by the Nominating Committee. The Nominating Committee does not believe that there will be any differences between the manner in which it evaluates a nominee recommended by a stockholder and the manner in which it evaluates nominees recommended by other persons.

ITEM 11.     EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning ownership of Inforte’s stock is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

     The following table sets forth Inforte’s securities authorized for issuance under equity compensation plans as of December 31, 2006.

	Number of Securities	Weighted Average	Number of Securities
	to be Issued upon	Exercise Price	Available for Future
	Exercise of	of Outstanding	Issuance under Equity
Plan category	Outstanding Options	Options	Compensation Plans(1)
Equity compensation plans approved by
security shareholders	493,212	$8.27	3,544,369
Equity compensation plans not approved
by security shareholders	—	—	—
Total	493,212	$8.27	3,544,369

(1)

Includes 2,871,811 in shares available under Inforte’s 1997 Incentive Stock Option Plan, 365,000 shares available under the 1995 Incentive Stock Option Plan and 307,558 shares available under Inforte’s 1999 Employee Stock Purchase Plan. For the 1997 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,000,000 shares of common stock for issuance. For the 1995 Incentive Stock Option Plan Inforte has reserved an aggregate of 4,900,000 shares for issuance. For the 1999 Employee Stock Purchase Plan, Inforte has reserved 200,000 shares for issuance. The 1999 Employee Stock Purchase Plan became effective upon the completion of the Inforte’s initial public offering, in February 2000.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions involving Inforte’s directors and executive officers is incorporated herein by reference to Inforte’s definitive proxy statement with respect to its 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table describes fees for professional audit services rendered by Grant Thornton LLP (“Grant Thornton”), Inforte’s independent accountants. Fees billed by Grant Thornton for the audit of our financial statements for the years ended 2004, 2005 and 2006 and for other services rendered in 2004, 2005 and 2006, are also included in the table below.

Grant Thornton LLP
Type of Fees	2004	2005	2006
Audit Fees (1)	$113,400	$112,250	$173,804
Audit-related Fees (2)	71,550	25,268	15,850
Tax Fees (3)	96,387	174,489	87,320
Total Fees	$281,337	$312,007	$276,974

(1)

Audit Fees, including those for statutory audits, include the aggregate fees for professional services rendered by the principal accountants for the audit of Inforte’s annual financial statements and review of financial statements included in Inforte’s Forms 10-Q.

(2)

Audit-related Fees include the aggregate fees for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Inforte’s financial statements and excluded from Audit Fees, including fees for accounting advice and assurance services related to various employee benefit plans.

(3)	Tax Fees include the aggregate fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

     The Audit Committee reviews and considers all independent accountant professional services when assessing auditor independence. The Audit Committee approved all audit and non-audit services provided by Inforte’s independent accountants during 2004, 2005 and 2006 on a case-by-case basis in advance of each engagement. The Audit Committee does not have a written policy or procedure for the pre-approval by category of particular audit or non-audit services.

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

H	3.1	Certificate of Incorporation incorporated herein by reference to Exhibit 3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	3.3	Amended and Restated Bylaws dated January 30, 2003.

H	10.3	Amended and Restated 1995 Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.4	Amended and Restated 1997 Incentive Compensation Plan incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.5	Form of Stock Option Agreement incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.6	Amended and Restated 1999 Employee Stock Purchase Plan incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.7	Form of Director/Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.8	Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer.

H	10.9	Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer.

H	10.10	2005 “C” Level Compensation Plan

H	10.11	Form of Restricted Stock Agreement

H	10.12	Limited Liability Company Agreement of Provansis LLC, dated May 20, 2005.

H	10.13	Stock Purchase Agreement, dated July 15, 2005, between Inforte Corp. and Dr. Glenn T. Stoops.

H	10.14	Office Lease, dated August 19, 2005, between Inforte Corp. and The Boyce Building Group, LLC.

H	10.15	Agreement, dated March 6, 2006, between David Sutton and Inforte Corp.

H	10.16	Employment Agreement, dated March 7, 2006, with Stephen Mack, Inforte’s president and chief executive officer.

H	10.17	Amendment No. 2 to the Limited Liability Company agreement of Provansis LLC, dated March 8, 2006.

	21.1	List of Subsidiaries

	23.1	Consent of Independent Registered Public Accounting Firm

	31.1	Section 302 certification of the Chief Executive Officer

	31.2	Section 302 certification of the Chief Financial Officer

	32.1	Section 906 certification of the Chief Executive Officer

	32.2	Section 906 certification of the Chief Financial Officer

SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2007.

INFORTE CORP.

By	/s/ Stephen C.P. Mack
————————————
Stephen C.P. Mack, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen C.P. Mack	Chief Executive Officer and Director	March 26, 2007
Stephen C.P. Mack

/s/ William Nurthen	Chief Financial Officer and Secretary	March 26, 2007
William Nurthen

/s/ Nick Heyes	Chief Operating Officer and President	March 26, 2007
Nick Heyes

/s/ Philip S. Bligh	Director and Chairperson	March 26, 2007
Philip S. Bligh

/s/ Harvey H. Bundy	Director	March 26, 2007
Harvey H. Bundy

/s/ Thomas E. Hogan	Director	March 26, 2007
Thomas E. Hogan

/s/ Ray C. Kurzweil	Director	March 26, 2007
Ray C. Kurzweil

/s/ Daniel J. Taylor	Director	March 26, 2007
Daniel J. Taylor

/s/ Iordan P. Iordanov	Controller	March 26, 2007
Iordan P. Iordanov

EXHIBIT INDEX

H	2.1

Agreement of Merger among Inforte Corp., INFC Acquisition Corp., COMPENDIT, Inc. and Kevin McDonald, as Stockholder Representative, dated March 4, 2004, incorporated herein by reference to Exhibit 2.1 to Inforte’s Form 8-K, dated March 12, 2004.

H	3.1	Certificate of Incorporation incorporated herein by reference to Exhibit 3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	3.3	Amended and Restated Bylaws dated January 30, 2003.

H	10.3	Amended and Restated 1995 Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.3 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.4	Amended and Restated 1997 Incentive Compensation Plan incorporated herein by reference to Exhibit 10.4 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.5	Form of Stock Option Agreement incorporated herein by reference to Exhibit 10.5 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.6	Amended and Restated 1999 Employee Stock Purchase Plan incorporated herein by reference to Exhibit 10.6 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.7	Form of Director/Officer Indemnification Agreement incorporated herein by reference to Exhibit 10.7 to Inforte’s Form S-1, as amended, Registration No. 333-92325.

H	10.8	Agreement, dated January 28, 2004, with Marketing Scientists, LLC, a Georgia limited liability company (“Marketing Scientists”), and David Sutton, Inforte’s president and chief operating officer.

H	10.9	Employment agreement, dated November 26, 2003, with David Sutton, Inforte’s president and chief operating officer.

H	10.10	2005 “C” Level Compensation Plan

H	10.11	Form of Restricted Stock Agreement

H	10.12	Limited Liability Company Agreement of Provansis LLC, dated May 20, 2005.

H	10.13	Stock Purchase Agreement, dated July 15, 2005, between Inforte Corp. and Dr. Glenn T. Stoops.

H	10.14	Office Lease, dated August 19, 2005, between Inforte Corp. and The Boyce Building Group, LLC.

H	10.15	Agreement, dated March 6, 2006, between David Sutton and Inforte Corp.

H	10.16	Employment Agreement, dated March 7, 2006, with Stephen Mack, Inforte’s president and chief executive officer.

H	10.17	Amendment No. 2 to the Limited Liability Company agreement of Provansis LLC, dated March 8, 2006.

	21.1	List of Subsidiaries

	23.1	Consent of Independent Registered Public Accounting Firm

	31.1	Section 302 certification of the Chief Executive Officer

	31.2	Section 302 certification of the Chief Financial Officer

	32.1	Section 906 certification of the Chief Executive Officer

	32.2	Section 906 certification of the Chief Financial Officer