Form 10-Q
period 2007-03-31
INFORTE CORP
filed 2007-05-15
CIK 1099944

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

Form 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2007 was 11,600,961.

INFORTE CORP.

INDEX

		Page No.
Forward-Looking Statements		1
PART I.	Financial Information
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets - March 31, 2006, June 30, 2006,
	September 30, 2006, December 31, 2006 and March 31, 2007	2
	Consolidated Statements of Operations - Three Months Ended
	March 31, 2006 and 2007	3
	Consolidated Statements of Cash Flows - Three Months Ended
	March 31, 2006 and 2007	4
	Notes to Consolidated Financial Statements	5-11
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11-17
Item 3.	Qualitative and Quantitative Disclosure about Market Risk	17
Item 4.	Controls and Procedures	18
PART II.	Other Information
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults of Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
Signatures		19
Exhibit 10.18	Agreement and Mutual Release
Exhibit 31.1	Section 302 Certification of the Chief Executive Officer
Exhibit 31.2	Section 302 Certification of the Chief Financial Officer
Exhibit 32	Section 906 Certification of the Chief Executive Officer
	and Chief Financial Officer

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events that include, but are not limited to, those identified under the caption “Risk Factors” appearing in this 10-Q and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as factors discussed elsewhere in this Form 10-Q. Actual results may differ from forward-looking results for a number of reasons, including, but not limited to, Inforte’s ability to: (i) effectively forecast demand and profitably match resources with demand; (ii) attract and retain clients and satisfy our clients’ expectations; (iii) recruit and retain qualified professionals; (iv) accurately estimate the time and resources necessary for the delivery of our services; (v) build and maintain marketing relationships with leading software vendors while competing with their professional services organizations; (vi) compete with emerging alternative economic models for delivery, such as offshore development; (vii) effectively integrate acquired businesses; (viii) grow new areas of its business, such as business intelligence and customer analytics; (ix) identify and successfully offer the solutions that clients demand; (x) effectively compete with larger and established competitors; (xi) retain significant clients and collect sizeable accounts receivable; and (xii) implement legislative and regulatory requirements in a timely and cost efficient manner, as well as other factors discussed from time to time in our other Securities and Exchange Commission filings. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. All forward-looking statements included in this document are made as of the date hereof, based on information available to Inforte on the date thereof, and Inforte assumes no obligation to update any forward-looking statements.

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

INFORTE CORP.
CONSOLIDATED BALANCE SHEETS
(000‘s except share amounts)

	MAR 31, 2006	JUNE 30, 2006	SEPT 30, 2006	DEC 31, 2006	MAR 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,217	$10,569	$13,583	$15,100	$14,865
Short-term marketable securities	17,844	19,266	16,037	15,070	15,180
Accounts receivable	8,078	7,683	7,453	7,554	6,559
Allowance for doubtful accounts	(400)	(400)	(400)	(400)	(400)

Accounts receivable, net	7,678	7,283	7,053	7,154	6,159
Note receivable from affiliate	1,122	1,537	1,784	--	--
Prepaid expenses and other current assets	1,211	1,147	895	780	832
Interest receivable on investment securities	164	133	125	103	111
Deferred income taxes	371	351	371	388	350
Income taxes recoverable	124	13	--	--	--

Total current assets	40,731	40,299	39,848	38,595	37,497
Computers, purchased software and property	1,865	2,303	2,324	2,524	2,706
Less accumulated depreciation and amortization	805	893	955	1,141	1,309

Computers, purchased software and property, net	1,060	1,410	1,369	1,383	1,397
Intangible assets	27	14	7	--	--
Goodwill	15,238	15,126	15,118	15,182	14,682
Deferred income taxes	2,754	2,748	2,786	1,891	2,617
Investment in affiliate	1,783	1,721	1,631	--	--

Total assets	$61,593	$61,318	$60,759	$57,051	$56,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$406	$1,152	$458	$451	$1,171
Income taxes payable	992	306	320	289	241
Accrued expenses	3,850	3,195	3,349	3,643	3,209
Accrued loss on disposal of leased property	635	486	408	353	298
Current portion of deferred acquisition payment	500	500	500	500	1,000
Deferred revenue	1,456	1,197	944	1,142	831

Total current liabilities	7,839	6,836	5,979	6,378	6,750
Non current liabilities:
Non-current portion of deferred acquisition payment	1,500	1,500	1,000	1,000	--
Stockholders' equity:
Common stock, $0.001 par value
authorized- 50,000,000 shares; issued and
outstanding (net of treasury stock)- 11,600,961
of March 31, 2007	12	12	12	12	12
Additional paid-in capital	75,461	75,487	75,795	75,888	75,984
Cost of common stock in treasury (2,720,823 shares
of March 31, 2007)	(24,997)	(24,997)	(24,997)	(24,997)	(24,997)
Retained earnings	1,636	2,056	2,358	(2,253)	(2,629)
Accumulated other comprehensive income	142	424	612	1,023	1,073

Total stockholders' equity	52,254	52,982	53,780	49,673	49,443

Total liabilities and stockholders' equity	$61,593	$61,318	$60,759	$57,051	$56,193

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(000‘s, except per share data)

	THREE MONTHS ENDED MARCH 31,
	2006	2007
	(Unaudited)	(Unaudited)
Revenues:
Revenue before reimbursements (net revenue)	$9,953	$9,403
Reimbursements	997	813

Total revenues	10,950	10,216
Cost of services:
Project personnel and related expenses	5,345	6,567
Reimbursements	997	813

Total cost of services	6,342	7,380

Gross profit	4,608	2,836
Other operating expenses:
Sales and marketing	672	758
Recruiting, retention and training	373	513
Management and administrative	3,201	2,734

Total operating expenses	4,246	4,005

Operating income (loss)	362	(1,169)
Reserve on note receivable to affiliate	--	(95)
Loss on investment in affiliate	(75)	--
Interest income, net and other	280	351

Income (loss) before income tax	567	(913)
Income tax expense (benefit)	238	(537)

Net income (loss)	$329	$(376)

Earnings (loss) per share:
-Basic	$0.03	($ 0.03)
-Diluted	$0.03	($ 0.03)
Weighted average common shares outstanding:
-Basic	11,283	11,423
-Diluted	11,594	11,423

See notes to consolidated financial statements

INFORTE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000‘s)

	THREE MONTHS ENDED MARCH 31,
	2006	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$329	$(376)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	228	183
Loss on investment in affiliate	75	--
Reserve on note to affiliate	--	95
Non-cash compensation	(8)	96
Deferred income taxes	117	(686)
Changes in operating assets and liabilities
Accounts receivable	382	995
Prepaid expenses and other current assets	(172)	(61)
Accounts payable	49	607
Income taxes	72	(48)
Accrued expenses and other	45	(489)
Deferred revenue	(223)	(310)

Net cash provided by operating activities	894	6
Cash flows from investing activities
Note receivable from affiliate	(421)	(95)
Acquisition of Compendit, net of cash	(3,150)	--
Decrease (increase) in marketable securities	4,738	(26)
Purchases of property and equipment	(256)	(142)

Net cash provided by (used in) investing activities	911	(263)
Cash flows from financing activities
Proceeds from stock option and purchase plans	--	--

Net cash provided by financing activities	--	--

Effect of changes in exchange rates on cash	59	22
Increase (decrease) in cash and cash equivalents	1,864	(235)
Cash and cash equivalents, beg. of period	10,353	15,100

Cash and cash equivalents, end of period	$12,217	$14,865

See notes to consolidated financial statements

Notes to consolidated financial statements
(Unaudited)
March 31, 2007

(1)     BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by Inforte Corp. (“Inforte”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in Inforte’s annual report on Form 10-K (File No. 000-29239). The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. Certain previously reported amounts have been reclassified to conform with current presentation format.

(2)     DILUTED EARNINGS PER COMMON SHARE
Inforte computes basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding. Stock options and other contingently issuable shares totaling 200,888 were excluded from the calculation of diluted earnings per common share for the three months ending March 31, 2007 because Inforte recorded a net loss for that period. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

	Three Months Ended March 31,
	2006	2007
	(Unaudited)
Basic weighted average shares	11,283,218	11,423,143
Effect of dilutive stock options
and contingently issuable shares	310,741	--

Diluted common and common
equivalent shares	11,593,959	11,423,143

For the three-month periods ended March 31, 2006 and 2007 there were 363,912 and 344,937 stock equivalents, respectively, which were considered antidilutive.

(3)     COMPREHENSIVE INCOME
Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under generally accepted accounting principles, and also considers the effect of additional economic events that are not required to be recorded in determining net income, but rather are reported as a separate component of stockholders’ equity. Inforte reports foreign currency translation gains and losses, and unrealized gains and losses on investments in marketable securities, as components of comprehensive income. Total comprehensive income was $415,000 for the three months ended March 31, 2006 and total comprehensive loss was $326,000 for the three months ended March 31, 2007.

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

Certain of the underwriters that are defendants in the lawsuit successfully appealed the Court’s ruling granting class certification. On December 5, 2006, the United States Court of Appeals for the Second Circuit (the “Second Circuit”) issued an opinion vacating the District Court’s certification of a litigation class in that portion of the case between the plaintiffs and the underwriter defendants. Because the Second Circuit’s opinion was directed to the class certified by the District Court for the plaintiffs’ litigation against the underwriter defendants, the opinion’s effect on the class certified by the District Court for the issuer defendants’ settlement is unclear. On January 5, 2007, plaintiffs filed a petition for rehearing en banc by the Second Circuit, which was denied on April 6, 2007.

(5)     SEGMENT REPORTING
Inforte engages in business activities in one operating segment, which provides consulting services either on a fixed-price, fixed-timeframe basis or on a time-and-materials basis. Inforte’s services are delivered to clients in North America and Europe, and Inforte’s long-lived assets are located in North America, Europe and India. Domestic and foreign operating revenues are based on the location of customers. Inforte’s European operations had $4.3 million and $5.4 million of net revenues for the three months ending March 31, 2006 and 2007, respectively. Operating income from our offices in Europe was $740,000 and $1.2 million for the first quarter of 2006 and 2007, respectively. As of March 31, 2007 Inforte had total fixed assets, at cost, of $2.4 million in North America and $322,000 in Europe and India combined.

(6)     STOCK BASED COMPENSATION
Inforte adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision to SFAS 123, “Accounting for Stock-Based Compensation” on January 1, 2006, using the modified prospective application method. Adoption of SFAS 123R had no effect on Inforte’s cash flows, financial position, or results of operations. The adoption of SFAS 123R primarily resulted in a change in Inforte’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS 123R resulted in recording compensation expense for employee stock options. Stock-based compensation expense related to stock option and restricted stock plans included in operating expenses for the three months ending March 31, 2006 and 2007 was as follows:

	Three Months Ended March 31,
	2006	2007
	(Unaudited)
Shares of restricted stock	$18,000	$87,000
Stock options	--	23,000

Total equity-based compensation expense	$18,000	$110,000

As of March 31, 2007, the unrecognized share-based compensation expense related to non-vested stock options is approximately $269,000, which is expected to be recognized over a weighted average period of approximately 48 months. No options were granted in the first quarter of 2007.

The fair value of each option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The valuations of options granted during the three months ended March 31, 2006 and 2007 were based on the following assumptions:

Three Months Ended March 31, 2006 and 2007
Weighted-average expected lives (in years)	5.0
Weighted-average risk-free interest rate	5.0%
Dividend yield	0%
Volatility	48.1%

Stock Option Compensation Plans

	Number of Options	Weighted-average Option Prices Per Common Share	Weighted-average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding as of
December 31, 2006	493,312	$ 8.26	4.75	$4,076,578
Granted	--	--	--	--
Vested	--	--	--	--
Canceled	146,225	8.90	N/A	1,300,725

Outstanding as of
March 31, 2007	347,087	$ 8.00	6.45	$2,775,853
Exercisable as of March 31, 2007	212,019	$10.03	4.65	$2,125,729

All shares exercisable as of March 31, 2007 are related to grants made prior to and excluded from the capital restructuring plan executed in the first quarter of 2005. None of the shares granted in 2006 have vested as of March 31, 2007.

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

The consolidated financial statements reflect a total purchase price of $3.6 million, consisting of the following: (i) the payment of the initial cash consideration of $2.1 million, (ii) transaction costs of $0.1 million, (iii) a deferred acquisition payment of $0.4 million paid in July 2006, (iv) common stock granted as part of the deferred acquisition payment of $0.1, (v) an earnout payment of $1 million, payable in two installments of $950,000 in May 2007 and $50,000 in January 2008. Under the purchase method of accounting, the purchase price is allocated to GTS’ net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows:

Amount (in thousands)
Tangible assets:
Cash and cash equivalents	$19
Accounts receivable and other current assets	582
Property and equipment	263

Total tangible assets	864
Intangible assets:
Goodwill and other intangible assets	3,098

Total assets	3,962

Liabilities assumed:	331

Net assets acquired	$3,631

The acquisition has been treated as a purchase of assets and liabilities; therefore, the intangible assets, including goodwill, are deductible for tax purposes.

The following is a summary of total intangible assets and goodwill as of March 31, 2007 (in thousands except for amortization life):

	Gross carrying amount	Accumulated amortization	Net book value	Weighted average amortization life (months)
Customer contracts	$209	$209	$0	15
Goodwill	14,682	--	14,682	N/A

Total	$14,891	$209	$14,682

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

(8)    INVESTMENT AFFILIATE
Inforte entered into a Limited Liability Company Agreement of Provansis LLC An Inforte Company (“Provansis”), dated May 20, 2005, by and among Inforte, Primary Knowledge, Inc. (“PKI”), and Mr. Ronald Meyer. Pursuant to the Agreement, Inforte, PKI and Mr. Meyer, the chief executive officer of the newly formed entity, are members in Provansis. Initially, Inforte contributed $2,000,000 in cash for a 19% membership interest. For an initial 76% membership interest, PKI contributed to Provansis the right to market, on an exclusive basis, processing rights to use certain licensed technology in connection with the underwriting of applications for term life insurance, and has agreed to present to Provansis, on an exclusive basis, new technology using prescription data that may be developed by PKI or an affiliate of PKI. The remaining 5% of membership interest was owned by Mr. Meyer. Mr. Meyer has resigned from his position as chief executive officer of Provansis. The unvested portion of his equity grant in Provansis was forfeited and as a result Inforte’s ownership in Provansis increased proportionally to 20%.

Inforte recorded the initial contribution of $2,000,000 as a non-current asset on the consolidated balance sheet. Under the terms of the Agreement, Inforte has one seat on the board of directors, with special voting rights and other privileges, and, therefore, used the equity method of accounting for this investment. Losses in equity of Provansis not included in Inforte’s statement of operations for the first quarter of 2007 were $21,000, excluding interest accrued on the loan from Inforte. Inforte did not book the loss in equity because the balance of Inforte’s investment in Provansis was written off in the fourth quarter of 2006. As of March 31, 2007 the only owners of membership interests were PKI, Inforte and Mr. Meyer and the ownership percentages as of that date were 79%, 20% and 1%, respectively.

In the first quarter of 2007, Inforte booked an allowance against the increase in the note receivable to Provansis of $95,000. The tax effect of the allowance was initially recorded as a deferred tax asset of $36,000. Inforte booked a valuation allowance against this deferred tax asset as the loan is considered collectible for tax compliance purposes.

(9)     RESTRUCTURING
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

Charges for this restructuring for the three months ended March 31, 2006 and 2007 were as follows:

3 months ended March 31, 2006	Balance 12/31/05	Expense	Cash payments	Adjustments	Balance 03/31/06
Lease termination	$ 785,000	$ -	$ (155,000)	$ -	$630,000
3 months ended March 31, 2007	Balance 12/30/06	Expense	Cash payments	Adjustments	Balance 01/31/07
Lease termination	$ 353,000	$ -	$ (33,000)	$ (22,000)	$ 298,000

(10)     INCOME TAXES
Inforte has deferred tax assets which have arisen primarily as a result of foreign tax credits related to taxes paid in 2002, 2003 and 2004 in the United Kingdom, net operating losses incurred in 2003, 2004, 2005, 2006 and 2007 as well as other temporary differences between book and tax accounting in the US and Germany. Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At the end of 2006, Inforte assessed the realizability of the deferred tax assets related to the accumulated foreign tax credits and booked an allowance of $1.1 million against the total related deferred tax asset of $1.5 million. At that time Inforte also booked a full valuation allowance of $800,000 against the deferred tax asset related to the provision for loss on the loan to Provansis. In the first quarter of 2007 Inforte booked additional $36,000 to the allowance against deferred tax assets associated with the loss on the loan to Provansis. Significant management judgment is required in determining Inforte’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets.

Inforte’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction, recording of a valuation allowance and as a result of acquisitions. Due to a reduction in projected income tax liabilities Inforte recognized an income tax benefit of $260,000 in the first quarter of 2007.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Inforte adopted the provisions of FIN 48 on January 1, 2007. The adoption of the standard had no effect on Inforte’s financial condition or results from operations. There were no unrecognized tax benefits as of the date of adoption of FIN 48 and therefore, there is no anticipated effect upon Inforte’s effective tax rate. Interest, if any, under FIN 48 will be classified in the financial statements as a component of interest expense and statutory penalties, if any, will be classified as a component of general and administrative expense.

Inforte and its affiliated companies file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003.

(11)     NEW ACCOUNTING STANDARD
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for Inforte). While Inforte is currently evaluating the provisions of SFAS No. 159, the adoption is not expected to have a material impact on its consolidated financial statements.

(12)     SUBSEQUENT EVENTS
On April 26, 2007, Inforte and its wholly owned subsidiary Inforte Managed Analytics Corp. (“IMA”) executed an Agreement and Mutual Release with Dr. Glenn Stoops relating to the Stock Purchase Agreement, dated July 15, 2005, by and between Inforte and Stoops and the Employment Agreement, dated July 15, 2005, between IMA and Dr. Stoops. Under the Agreement and Mutual Release, Dr. Stoops, on one hand, and Inforte and IMA, on the other hand, irrevocably and unconditionally released each other from: (1) all claims existing as of April 26, 2007 arising from or relating to Stoops’ employment or the termination of his employment; (2) except for Stoops’ continuing obligations, any claims that arise or may arise under the Employment Agreement; and (3) except for Stoops’ continuing obligations, any claims that arise or may arise under the Stock Purchase Agreement or any other agreement between Stoops and Inforte, IMA or an affiliate of Inforte or IMA. In full and complete satisfaction of Inforte’s obligations under the Stock Purchase Agreement, including earn-out or other deferred payment obligations totaling $1,200,000 in cash and 63,426 shares of stock, Inforte will pay to Stoops $1,000,000, of which $950,000 was paid on May 3, 2007, and $50,000 will be payable on January 3, 2008. The consolidated balance sheet as of March 31, 2007 reflects a reduction of $500,000 in goodwill and deferred acquisition payment liabilities.

The full text of the Agreement and Mutual Release is attached as an Exhibit at the end of this quarterly report.

On May 13, 2007, Business & Decision Group and Inforte announced that they had entered into a definitive Agreement and Plan of Merger under which Business &Decision will acquire Inforte for $4.25 per share in an all-cash transaction. The terms of the transaction have been unanimously approved by the Boards of Directors of both companies. Inforte Chairman, Philip Bligh, and CEO, Stephen Mack, (representing approximately 30 percent of the current shares outstanding) have committed under a Voting Agreement to vote their Inforte shares in favor of the transaction. The transaction is expected to be completed in approximately 90 days.

The full text of the Agreement and Plan of Merger and the Voting Agreement referenced above is attached as Exhibits to the Current Report on Form 8-K filed with the SEC on May 14, 2007.

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

Our revenue is derived almost entirely through the performance of professional services. The majority of the services we perform is on a time and materials basis; however, we also perform services on a fixed-price basis if this structure best fits out clients’preferences or the requirements of the project. Typically, the first portion of an engagement involves a strategy project or a discovery phase lasting 30 to 60 days. This work enables us to determine with our clients the scope of successive phases of work. These successive phases of work can be additional strategy phases, or phases for technology design and implementation, and generally last three to nine months. If a project is to be performed on a fixed price basis, the fixed price is based upon estimates from senior personnel in our consulting organization who project the length of the engagement, the number of people required to complete the engagement and the skill level and billing rates of those people. We then adjust the fixed price based on various qualitative risk factors such as the aggressiveness of the delivery deadline, the technical complexity of the solution and the value of the solution delivered to the client. We typically invoice clients 25%-50% of our fixed price projects in advance to enable us to secure a project team in a timeframe that is responsive to the client’s needs.

RESULTS OF OPERATIONS

The following table sets forth the percentage of net revenue (revenue excluding reimbursable expenses) of certain items included in Inforte’s statement of operations:

	% of Net Revenue Three Months Ended March 31,
	2006	2007
Revenues:
Revenue before reimbursements (net revenue)	100.0%	100.0%
Reimbursements	10.0	8.6

Total revenue	110.0	108.6
Cost of services:
Project personnel and related expenses	53.7	69.8
Reimbursements	10.0	8.6

Total cost of services	63.7	78.5

Gross profit	46.3	30.2
Other operating expenses:
Sales and marketing	6.8	8.1
Recruiting, retention and training	3.7	5.5
Management and administrative	32.2	29.1

Total other operating expenses	42.7	42.6

Operating income (loss)	3.6	(12.4)
Reserve on note receivable to affiliate	--	(1.0)
Loss on investment in joint venture	(0.8)	--
Interest income, net and other	2.8	3.7

Pretax income (loss)	5.7	(9.7)
Income tax expense (benefit)	2.4	(5.7)

Net income	3.3%	(4.0)%

Three months ended March 31, 2006 and 2007

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

Net revenue decreased 6% to $9.4 million for the quarter ended March 31, 2007 from $10.0 million for the quarter ended March 31, 2006. We attribute this decline in revenue to the weaker demand for our strategy and customer management service lines, partially offset by stronger demand for our business intelligence competency. For the quarter ended March 31, 2007, we had 27 significant clients with each of these clients contributing, on average, $1.4 million to revenue on an annualized basis. For the quarter ended March 31, 2006, we had 25 significant clients with each of these clients contributing, on average, $1.6 million to revenue on an annualized basis. Sequentially, net revenue decreased 6% from $10.0 million in the December 2007 quarter.

Project personnel and related expenses. Project personnel and related expenses consist of compensation and benefits for our professional employees who deliver consulting services, non-reimbursable costs and any estimated revisions for our allowance for doubtful accounts. All labor costs for project personnel are included in project personnel and related expenses. These expenses increased 23% to $6.6 million for the quarter ended March 31, 2007 from $5.3 million for the quarter ended March 31, 2006. The increase was a result of the increases in subcontractor costs and compensation to billable personnel. We employed 197 consultants on March 31, 2007, up from 190 one year earlier. This increase in the number of chargeable consultants was primarily due to personnel increases in our offices in the United Kingdom, partially offset by a drop in headcount in our North America offices. Project personnel and related expenses represented 69.8% of net revenue for the quarter ended March 31, 2007, up from 53.7% of net revenue for the quarter ended March 31, 2006, as revenue decreased and project personnel and related expenses increased.

Sales and marketing. Sales and marketing expenses consist primarily of compensation, benefits, bonus and travel costs for employees in the marketing and sales groups and costs to execute marketing programs. Sales and marketing expenses increased by 13% to $0.8 million for the quarter ended March 31, 2007 from $0.7 million for the quarter ended March 31, 2006 due to an increase in the number of sales and marketing personnel and the related compensation costs. This increase was partially offset by a reduction in marketing efforts and events. As a percentage of net revenue sales and marketing expenses increased to 8.1% in the quarter ended March 31, 2007 from 6.8% in the first quarter of 2006. We employed 10 people in sales and marketing on March 31, 2007, up from 7 one year earlier.

Recruiting, retention and training. Recruiting, retention and training expenses consist of compensation, benefits and travel costs for personnel engaged in human resources activities; costs to recruit new employees; costs of human resource programs; and training costs. These expenses increased 38% to $0.5 million for the quarter ended March 31, 2007 from $0.4 million for the quarter ended March 31, 2006. As a percent of net revenue, these costs increased to 5.5% in the quarter ended March 31, 2007 from 3.7% of net revenue in the quarter ended March 31, 2006. The increases in spending results primarily from higher recruiting costs in our office in the United Kingdom due to an increase in both the number of personnel recruited and the cost per new hire. Some increase was also due to an increase in the number of recruiting and retention personnel and the related compensation costs. Total company headcount was 236 as of March 31, 2007 and 231 as of March 31, 2006.

Management and administrative. Management and administrative expenses consist primarily of compensation, benefits and travel costs for management, finance, information technology and facilities personnel, together with rent, telecommunications, audit, legal, business insurance and depreciation and amortization of capitalized computers, purchased software and property. These expenses were at $2.7 million and $3.2 million for the quarters ended March 31, 2007 and 2006, respectively. As a percent of net revenue, management and administrative expenses were 29.1% for the quarter ended March 31, 2007, down from 32.2% of net revenue for the quarter ended March 31, 2006. In the first quarter of 2006 Inforte charged $520,000 as part of the termination of employment agreement of Mr. David Sutton who resigned from his position as Chief Executive Officer on March 6, 2006. Excluding this charge, management and administrative expenses were $2.7 million or 26.9% of net revenue. Higher expenses in information technology and executive departments were partially offset by a lower level of expenditures in delivery management for the three months ending March 31, 2007 compared to the same period in 2006.

Management and administrative employees were 24 and 30 as of March 31, 2007 and March 31, 2006, respectively.

Interest income, net and other. During the quarter ended March 31, 2007, interest income, net and other, was $351,000, up from $280,000 for the quarter ended March 31, 2006. This increase in investment earnings was due to the impact of reinvestment of matured securities into similar type securities at higher market interest yields. Cash and investments balances remained at similar levels over the last 12 months as cash outlays related to acquisition of GTS Consulting, working capital loans to Provansis and purchases of fixed assets were partially offset by positive cash flow from operations.

Income tax expense. Inforte’s effective tax rate for the March 31, 2007 quarter was 58.8% compared to a rate of 42.0% for the March 31, 2006 quarter. The increase in the quarter ended March 31, 2007 was due to an income tax benefit of $260,000 which resulted from a reduction in projected income tax liabilities.

Liquidity and capital resources. Cash and cash equivalents decreased from $15.1 million on December 31, 2006 to $14.9 million on March 31, 2007. Short-term marketable securities increased from $15.1 million to $15.2 million over the same period. In total, cash and cash equivalents and short-term marketable securities were $30.0 million on March 31, 2007 compared to $30.2 million on December 31, 2006. Short-term marketable securities are available-for-sale securities consisting of commercial paper, U.S. government or municipal notes and bonds, corporate bonds and corporate auction preferreds.

During the March 2007 quarter, Inforte’s cash flow from operations was $6,000. This resulted primarily from an increase in accounts payable and a decrease in accounts receivable, offset by a loss from operations and decreases in accrued expenses and deferred revenue. There were no changes in our collection and credit policies or cash management practices in the first quarter of 2007.

There were no cash flows from financing activities in the first quarter of 2007 as employees did not exercise any stock options.

Net cash used in investing activities for the three months ending March 31, 2007 was $0.3 million and resulted from purchases of property and equipment of $142,000 and the note receivable from Provansis of $95,000.

Our board of directors approved a $25.0 million stock repurchase program on January 24, 2001 and as of August 2002 the entire amount authorized was repurchased. At its April 26, 2006 meeting, the board of directors reauthorized a $5.0 million stock repurchase program, which had been originally authorized in August 2002. No repurchases have occurred under the prior authorized $5.0 million repurchase program and the entire amount remains authorized. As of March 31, 2007, the public float (shares not held by executive officers and directors) totaled 7.9 million shares or 68% of total outstanding shares.

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

As of March 31, 2007, Inforte had a total of $1.0 million in deferred obligations payable in cash, all related to the acquisition of GTS Consulting. Payments will be made in two installments of $950,000 in May 2007 and $50,000 in January 2008. Inforte believes that it will have sufficient funds to satisfy obligations related to the deferred consideration.

Inforte has several operating leases that have contractual cash obligations for future payments. There are no other contractual obligations that require future cash obligations or other cash commitments. The table below identifies all future cash commitments.

Contractual Obligations	Payments Due by Period (in thousands)
	Total	Q2-Q4 2007	2008	2009	2010	2011
Long-term debt	--	--	--	--	--	--
Capital lease obligations	--	--	--	--	--	--
Operating leases	$2,234	$563	$723	$437	$437	$74
Deferred acquisition payments	1,000	950	50	--	--	--
Unconditional purchase obligations	--	--	--	--	--	--
Other long-term obligations	--	--	--	--	--	--

Total contractual cash obligations	$3,234	$1,513	$773	$437	$437	$74

Inforte has a sublease agreement for unused office space located in Chicago. Total rent receivable on this sublease contract is $84,000 for the remaining nine months of 2007 and $67,000 for 2008.

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

Stock compensation. At March 31, 2007, Inforte has three stock-based employee compensation plans. Effective January 1, 2006, Inforte adopted the fair value method of accounting for share-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), using the modified prospective method of transition. Using the modified prospective method, compensation expense is recognized beginning at the effective date of adoption of FAS 123(R) for all share-based payments (i) granted after the effective date of adoption and (ii) granted prior to the effective date of adoption and that remain unvested on the date of adoption. Inforte had no unvested stock options outstanding at the date of adoption. The Company recognizes share-based compensation cost ratably over expected vesting periods. All options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant, except for the option grants related to the acquisition of COMPENDIT.

In accordance with the adoption of FAS 123(R), Inforte chose to adopt the short-cut method to determine the pool of windfall tax benefits as it relates to stock-based compensation. Inforte uses the Black-Scholes option-pricing model to determine the grant date fair value of its stock options. The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Management routinely assesses the assumptions and methodologies used to calculate estimated fair value of share-based compensation. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Circumstances may change and additional data may become available over time and result in changes to these assumptions and methodologies, which could materially impact the fair value determination.

On October 1, 2005, the Compensation Committee of the board of directors approved a bonus plan that provides incentives to a small group of senior-level officers and employees of Inforte. Restricted stock granted under the bonus plan vests based upon (1) the achievement of designated performance targets established by the Compensation Committee and (2) the lapse of designated vesting periods during which recipients of grants must remain employed on a continuous basis by Inforte. Initially 783,723 shares were granted to eight employees. As of March 31, 2007, three employees had 28,923 shares vested as to performance and 753,594 were cancelled because of employee termination or inability to meet the set performance targets. Total expense related to this restricted stock grant is based on the market price at grant date and involved assumptions to project future performance targets and employee tenure. Total estimated cost is then prorated over the employment-based vesting period of the grants.

Prior to January 1, 2006 Inforte used the intrinsic value method as permitted by Accounting Public Board Opinion No. 25. Accordingly, no compensation expense was recognized for share purchase rights granted under the Inforte’s employee stock option and employee share purchase plans.

Bonus accruals. We have several bonus programs that are based on individual and company performance. Project-related bonuses are earned individually and are based on criteria such as utilization and project profitability. These bonuses are paid to delivery and sales personnel. Contribution bonuses are earned by all employees based on company or business unit operating income performance. In addition, senior management may award discretionary bonuses. All of these bonuses are expensed in the period in which they are earned. A corresponding accrual is included on the balance sheet in accrued expenses until the bonus is paid.

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

Income taxes. We account for income taxes in accordance with Statement of “Financial Accounting Standards No. 109, Accounting for Income Taxes” (“SFAS 109”), which requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Inforte adopted the provisions of FIN 48 on January 1, 2007. The adoption of the standard had no effect on Inforte’s financial condition or results from operations. There were no unrecognized tax benefits as of the date of adoption of FIN 48 and therefore, there is no anticipated effect upon Inforte’s effective tax rate. Interest, if any, under FIN 48 will be classified in the financial statements as a component of interest expense and statutory penalties, if any, will be classified as a component of general and administrative expense.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (fiscal year 2008 for Inforte). While Inforte is currently evaluating the provisions of SFAS No. 159, the adoption is not expected to have a material impact on its consolidated financial statements.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding reportable legal proceedings is contained in Part I, Item 3. “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks facing Inforte. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.     Defaults upon Senior Securities
None

Item 4.     Submission of Matter to a Vote of Security Holders
None

Item 5.     Other Information
None

Item 6.     Exhibits

(a)     Exhibits

Exhibit Number	Exhibit
10.18	Agreement and Mutual Release dated April 26, 2007 by and among Glenn T. Stoops, Inforte Corp. and Inforte Managed Analytics, Inc.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934.
32	Written statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inforte Corp.
May 15, 2007	By: /s/ William Nurthen

William Nurthen,
Chief Financial Officer